Form 10-K
period 1997-12-31
FREEPORT MCMORAN SULPHUR INC
filed 1998-03-24
CIK 1046204

SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                  ________________

                                     FORM 10-K
      (Mark One)
          x         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended December 31, 1997

                                         OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from             to

                           Commission File Number 1-13617

                            FREEPORT-McMoRan SULPHUR INC.
               (Exact name of registrant as specified in its charter)

                    Delaware                           72-1392855
          (State or other jurisdiction of           (I.R.S. Employer
          incorporation or organization)         Identification Number)

             1615 Poydras Street,                        70112
            New Orleans, Louisiana                     (zip code)
    (Address of principal executive offices)

         Registrant's telephone number, including area code: (504) 582-4000

             Securities registered pursuant to Section 12(b) of the Act:

                       Title of Each Class           Name of Each Exchange
                                                     on Which Registered
             -------------------------------------   -----------------------
             Common Stock Par Value $.01 per Share   New York Stock Exchange
             Preferred Stock Purchase Rights         New York Stock Exchange


             Securities registered pursuant to Section 12(g) of the Act:

                                        None

               Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
          requirements for the past 90 days.  Yes [X]    No [ ]

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

               The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $126,000,000 on March 2, 1998.

               On  March  2,  1998,  there  were  issued  and   outstanding
          9,994,678 shares of the registrant's common stock (excluding treasury shares).

                         Documents Incorporated by Reference

               Portions of the registrant's Proxy Statement submitted to the registrant's stockholders in connection with its 1998 Annual Meeting of Stockholders to be held on May 12, 1998 are incorporated by reference into Part III of this Report.



                            Freeport-McMoRan Sulphur Inc.
                                  TABLE OF CONTENTS


                                                                        Page
                                                                        ----
          PART I........................................................  1

               Items 1. and 2. Business and Properties..................  1

               Item 3.  Legal Proceedings................................16

               Item 4.  Submission of Matters to a Vote of Security
                        Holders..........................................16

               Item 4(a).  Executive officers............................16

          PART II .......................................................17

               Item 5.  Market for  Registrant's Common Equity and
                        Related Stockholder Matters......................17

               Item 6.  Selected Financial and Operating Data............18

               Items 7. and  7A.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market
                    Risk.................................................19

               Item 8.  Financial Statements and Supplementary Data......23

               Item 9.   Changes in and  Disagreements with Accountants
                         on Accounting and Financial Disclosure..........37

          PART III.......................................................37

               Item 10.  Directors and Executive Officers of the
                         Registrant......................................37

               Item 11.  Executive Compensation..........................37

               Item 12.   Security Ownership of  Certain Beneficial
                          Owner and Management...........................37

               Item 13.  Certain Relationships and Related Transactions..37


          PART IV........................................................37

               Item  14.    Exhibits,  Financial  Statement  Schedules
                            and Reports on Form 8-K......................37


          SIGNATURES....................................................S-1

          EXHIBIT INDEX.................................................E-1

[PAGE]  i

                                       PART I

          Items 1. and 2. Business and Properties.

          General

               Freeport-McMoRan Sulphur Inc. ("Freeport Sulphur," "FSC" or the "Company") is a Delaware corporation formed in August 1997 to succeed to the sulphur and certain oil and gas operations of Freeport-McMoRan Resource Partners, Limited Partnership, a Delaware Limited Partnership ("FRP"), of which Freeport-McMoRan Inc. ("FTX") served as administrative managing general partner and was the owner of a 51.6 percent partnership interest. Effective December 22, 1997, FTX merged (the "Merger") into IMC Global Inc. ("IGL"), and FRP contributed to Freeport Sulphur all of its sulphur operations, and certain of its oil and gas operations, including FRP's 58.3 percent interest in those businesses commonly referred to as the "Main Pass" operations, and its sulphur mine in Culberson County, Texas. In addition, in connection with the Merger, IGL transferred to FRP, which in turn contributed to Freeport Sulphur, IGL's 25 percent interest in the Main Pass operations. Following the contributions, FRP distributed all of the shares of the Company's Common Stock to FTX and the other holders of its units of partnership interest, and, as part of the Merger Consideration, FTX distributed to its stockholders the shares of the Company's Common Stock that it received (the "Spin-Off"). Following the Merger, FRP's name was changed to Phosphate Resource Partners Limited Partnership ("PLP"). PLP, managed by IGL, is engaged in the production and sale of phosphate crop nutrients and animal feed ingredients as well as the exploration and development and production of oil and gas reserves.

               Unless otherwise noted or the context requires otherwise, references herein to the historical operations and performance of the "Company" or "Freeport Sulphur" refer to the businesses that FRP contributed to the Company; provided that IGL's 25 percent interest in Main Pass is only included in the Company's operations after December 22, 1997.

               Freeport Sulphur's operations include the mining, purchase, transportation, terminaling and marketing of sulphur and the production and sale of oil and gas from its Main Pass facilities. Management believes that Freeport Sulphur is the world's largest producer of mined, or "Frasch," sulphur and the largest supplier of elemental sulphur in the United States. The Company now has an
          83.3 percent interest in the Main Pass operations, and Homestake Sulphur Company ("Homestake") owns the remaining 16.7 percent interest. The Company also continues to serve as the operator of the Main Pass operations.

               Sulphur, both in its elemental form and in the form of sulphuric acid, is essential to agriculture and industry. Sulphur is a base element primarily used in the production of sulphuric acid, which is used in the manufacture of phosphate fertilizers and other agricultural chemicals, and has numerous industrial applications, including ore and metal leaching, petroleum and mineral refining, and chemical manufacturing. While sulphur is essential in almost every segment of the economy, it is generally used as a processing agent and is seldom apparent in the final product.

               Freeport Sulphur is the successor to a line of business that had been conducted by FRP and its predecessors since 1912, making it the longest continuously operating sulphur company in the United States. Since its founding, the Company has introduced numerous innovations in the production and transportation of sulphur, including the development of a mine in marsh terrain near the mouth of the Mississippi River, the use of directional drilling (a critical technique for exploiting offshore sulphur deposits), and the development of technology for transporting molten sulphur, which has earned the acceptance of U.S. sulphur consumers as an environmentally and economically superior method. Freeport Sulphur was the first, and remains the only, company to superheat seawater for sulphur mining, and in 1960 constructed the first offshore sulphur mine, followed by a second offshore mine constructed in 1968, and a third offshore mine with the construction of the Main Pass mine in 1992. Freeport Sulphur remains the only company to successfully operate offshore sulphur mines. Over its history, the Company has mined more than 160 million long tons of sulphur, and in 1988 discovered the largest sulphur deposit in North America at Main Pass in the Gulf of Mexico. Through its 1995 acquisition of substantially all of the sulphur assets of Pennzoil Company ("Pennzoil"), Freeport Sulphur became the world's largest producer of mined sulphur and a leading supplier of sulphur to the United States market, and positioned itself as having the industry's largest molten sulphur handling system.

[PAGE]  1

               The Main Pass sulphur deposit is the largest known sulphur reserve in North America. The Company's Main Pass offshore mining complex is the largest structure of its type in the Gulf of Mexico and one of the largest in the world, and was designed to produce an average of 5,500 long tons per day over its life. The Company began operating the Culberson mine in January 1995 following its acquisition of substantially all of Pennzoil's domestic sulphur assets. As of December 31, 1997, the Main Pass and Culberson mines were estimated to contain proved sulphur reserves totaling 61.2 million long tons net to the Company. In addition to the Culberson mine, the Company also acquired from Pennzoil sulphur terminals and handling facilities in Galveston, Texas and Tampa, Florida, land and marine transportation equipment, and sales and other related commercial contracts and obligations.

               The Company's principal business is the sale of sulphur and the marketing of its terminaling and transportation assets for use by recovered sulphur producers and industrial consumers of sulphur. The phosphate fertilizer industry generally accounts for approximately 90 percent of the Company's sulphur sales. The Company's 1997 sulphur sales were approximately 2.9 million long tons, representing 24.8 percent of domestic consumption (or 3.4 million long tons, representing 29.1 percent of domestic consumption, on a pro forma basis after the contribution of IGL's Main Pass interest). Sales to IMC-Agrico Company, a joint venture partnership between IGL and PLP that is a manufacturer of phosphate fertilizers and the largest purchaser of elemental sulphur in the world ("IMC-Agrico"), represented approximately 65 percent of the Company's sulphur sales (or 72 percent on a pro forma basis after the contribution of IGL's Main Pass interest). Pursuant to a Sulphur Supply Agreement, the Company has agreed to supply and IMC-Agrico has agreed to purchase approximately 75 percent of IMC-Agrico's annual sulphur consumption for as long as IMC-Agrico has an operational need for sulphur. The price per ton for all sulphur delivered under the agreement is based upon the weighted average market price for sulphur delivered by other sources to IMC-Agrico's New Wales production plant in central Florida, except that the Company is entitled to a premium with respect to approximately 40 percent of the sulphur that it delivers under the agreement. IMC-Agrico also pays a portion of the freight costs associated with the delivery of sulphur under the agreement. Although this contract was entered into at a time when IMC-Agrico was an affiliate of the Company, management believes that the terms of the Sulphur Supply Agreement are no less favorable to the Company than those that could have been negotiated with an unaffiliated party.

               The Company operates the largest molten sulphur handling system in North America and has the capacity to transport and terminal over five million long tons of molten sulphur annually. The Company uses this system to support both the movement of its own mined and purchased sulphur and as a service that it markets to recovered sulphur producers and industrial consumers.

               Freeport Sulphur is a major purchaser of recovered sulphur, which is sulphur recovered from the refining of sour natural gas and sour crude oil, purchasing almost one million tons per year. Approximately 32.5 percent of the Company's 1997 sulphur sales were supplied from its recovered sulphur purchases. Substantially all of the sulphur purchased by the Company, along with the sulphur produced at the Main Pass and Culberson mines, is sold by the Company to industrial companies for use in the manufacture of sulphuric acid.

               The Main Pass operations also contain proved oil reserves from which the Company produces and sells oil for the Main Pass joint venture. Oil production averaged approximately 9,030 barrels per day (4,400 barrels net to the Company, or 6,300 barrels net to the Company on a pro forma basis after the contribution of IGL's Main Pass interest) during the year ended December 31, 1997. As of December 31, 1997, Main Pass was estimated to contain 8.7 million barrels (5.3 million barrels net to the Company) of proved oil reserves, which are expected to decline substantially in subsequent years and to be fully depleted by 2002.

          Strategy

               The Company's strategy is to utilize its extensive production facilities and its transportation and other logistical assets and capabilities to maintain its leadership position in the U.S. sulphur market and to capitalize on new marketing opportunities that are expected to develop from projected increases in global phosphate fertilizer demand and other uses of sulphur. In addition, the Company may expand its third party transportation and terminaling services business and seek opportunities to increase its recovered sulphur marketing activities.

               The Company is also evaluating related business opportunities including the possible construction and operation of sulphur recovery and sulphuric acid plants for third parties. The Company believes it can market its operational, technological and marketing expertise to other industrial concerns, and enter into strategic alliances

[PAGE]  2

          with  enterprises having  complementary
          expertise and shared growth objectives. The Company also plans to seek opportunities to expand its business in technologies related to its current Main Pass oil operations such as sour crude oil processing for others in the Gulf of Mexico region, and the application of its seawater heating technology to such uses as secondary oil recovery.

               Freeport  Sulphur's   future  sulphur   sales  volumes   and
          realizations will continue to depend on the level of demand from the phosphate fertilizer industry and the availability of competing supplies from recovered sulphur producers. Accordingly, the Company continually evaluates its sulphur business strategy in light of competitive factors and the dynamics of the sulphur market, including the possibility of adjusting overall production levels to match changes in market fundamentals.

               With respect to the Company's oil business, the Company does not currently intend to pursue oil operations that are not related to Main Pass.

          Sulphur Business

               Sources and Uses of Sulphur

               Sulphur is present in many areas of the world and its production is generally classified into three categories: elemental, pyrites and sulphur in other forms ("SOF"). Elemental sulphur represents over two-thirds of worldwide supplies of sulphur in all forms. Its sources include sulphur mined by the Frasch process from underground deposits and recovered sulphur. The remaining one-third of worldwide sulphur is in the form of pyrites (metal sulphides) and SOF, with the most significant source being sulphuric acid recovered as a by-product from the smelting of non-ferrous metals. In the United States, mined elemental sulphur is principally found in the caprock that covers salt domes in the coastal areas of the Gulf of Mexico and in strata-bound deposits in West Texas. Recovered elemental sulphur is produced from the processing of natural gas that contains hydrogen sulfide and from the refining of sour (high sulphur content) crude oil. Recovered sulphur is the largest source of sulphur in the world, representing approximately 85 percent of global production of elemental sulphur.

               Worldwide, over 56 million long tons of sulphur in all forms are consumed annually, of which over 90 percent is converted to sulphuric acid. The remainder is used in elemental form in fertilizer applications, chemical manufacturing and other applications. While sulphur is essential in almost every segment of the economy, it is generally used as a processing agent and is seldom apparent in the final product.

               Sulphur is used  primarily in the  manufacture of  phosphate fertilizer, with over 60 percent of worldwide sulphur consumption being used for this purpose. Sulphur is burned to form sulphuric acid, which is then used to convert phosphate rock to phosphoric acid, the base material for the manufacture of phosphate fertilizer. Approximately 0.4 of a long ton of sulphur is required to produce one short ton of diammonium phosphate fertilizer, the principal form of phosphate fertilizer. Although the Company is highly dependent on the phosphate fertilizer market, management believes that the overall strength of the phosphate fertilizer market and the resulting demand for sulphuric acid should support production at current levels for the immediate future. Industry studies indicate that world demand for phosphate fertilizer, driven by anticipated population growth, increases in levels of grain consumption and other factors, will exceed production capacities in the next several years. This has led to plans to construct new capacity and feasibility studies evaluating the expansion of existing capacity and the addition of new capacity for the manufacture of phosphate fertilizer.

               Sulphur is itself an important plant nutrient, along with nitrogen, phosphorous and potassium. In 1996, 9.0 million tons of sulphur were applied to soils worldwide through fertilizer application. Sulphur is also a key raw material in the manufacture of many fungicides and other agricultural chemicals. The Sulphur Institute estimates the current annual worldwide plant nutrient sulphur deficit at 8.2 million tons and the outlook is for increasing deficiencies, thus making the use of sulphur as a fertilizer a developing and growing market.

               In  addition  to  its  agricultural  applications,   sulphur
          (usually in the form of sulphuric acid) is essential to the manufacturing processes of pharmaceuticals, paper, chemicals, paint, steel, petroleum and other products. Sulphuric acid is also used in the manufacture of detergents and animal feed. There is a growing demand for sulphur in the form of sulphuric acid for ore leaching by the non-ferrous metals industry mainly due to advancements in solvent extraction-electrowinning technology (SX/EW). This advancement has allowed the development of oxide ore bodies that previously were not considered commercially exploitable.

[PAGE]  3

               Sulphur Mine Operations

               Overview. Although sulphur is one of the most common elements in the earth's crust, discoveries of elemental sulphur in quantities that can be mined economically are rare. The Company is currently mining two such deposits, the Main Pass mine offshore Louisiana in the Gulf of Mexico and the Culberson mine in West Texas. The Company's sulphur discovery at Main Pass in
          1988 was the first major sulphur discovery in North America in over 25 years. The Main Pass and Culberson mines utilize the Frasch mining process, which involves drilling wells and injecting superheated water into the underground sulphur deposit to melt solid sulphur, which is then recovered in liquid form. The Company has used the Frasch process for more than 80 years, and has developed technology using superheated seawater in the Frasch process, thereby enhancing offshore mining.

               The Frasch Process. The sulphur deposits at the Company's Culberson and Main Pass mines are located approximately 400 and 2,000 feet underground, respectively. Sulphur production wells are drilled into sulphur bearing formations by rotary drilling rigs employing a directional drilling technique that permits drilling from the well platform at angles of up to 85. from vertical, allowing sulphur  within a  radius of  more than  3,700 feet to be mined from a single platform. In addition to production wells, pressure control wells must also be drilled to recover excess water from the underground formation and to facilitate water flow. The Frasch process used by the Company permits cost efficient extraction of sulphur from these underground deposits. Superheated water and compressed air are forced separately through concentric pipes towards the sulphur deposit where the heated water liquefies the sulphur and the compressed air helps lift the molten sulphur to the surface. The Frasch process was developed in the 1890s and Freeport Sulphur was only the second company to use this technology. The Company has also developed proprietary technology that enables it to use seawater in the Frasch process without experiencing the corrosion and scaling that otherwise would affect the heat exchangers and pipelines. Frasch mining of sulphur deposits at locations where large quantities of fresh water are unavailable, such as Main Pass, would not be commercially viable without these techniques.

               Natural gas and water are the two resources essential to the Frasch process. Natural gas fired boilers are used to produce steam to heat the water in heat exchanges to the superheated state necessary for sulphur liquefaction. The Company's mine operations currently consume approximately nine billion cubic feet of natural gas annually. The Company is dependent on others for the supply of natural gas, but has never experienced difficulty in obtaining the required supply of natural gas because it has long-term supply agreements in place with prices tied to market indices. At Main Pass, where the Company consumes the majority of its natural gas requirements, gas is supplied by a single supplier, but the Company has access to a large multiple-supplier pipeline should its primary supplier have difficulties in delivering its requirements. At the Culberson mine, natural gas is provided by multiple suppliers. In its Main Pass operations the Company also supplements its natural gas needs with the gas that is produced in conjunction with its Main Pass oil operations, which is provided to the sulphur mining operations in exchange for electricity used by the oil operations. In the event of a national shortage of natural gas, curtailment may be imposed by federal authorities and may interfere with the mining process, but the Company believes that the risk of such curtailment during the anticipated life of the mines is remote. Moreover, if necessary, the boilers can also operate on fuel oil. The availability of water for the Main Pass mine is not a factor for the Company because of its ability to use seawater.

               The Mines. The Main Pass deposit was discovered by the Company in 1988. The mine currently has the highest production rate of any sulphur mine in the world and contains the largest known Frasch sulphur reserve in North America. The free sulphur in the Main Pass deposit exists in the porous limestone that is part of the caprock covering a salt dome. The Main Pass offshore complex, which is more than a mile in length, is one of the largest structures of its type in the world and is the largest in the Gulf of Mexico. The Main Pass mine was designed to produce an average of 5,500 long tons per day over its life and has two sulphur storage tanks with a combined capacity of 24,000 long tons. The facility, which has housing capacity for 240 persons, is located in 210 feet of water and is designed to withstand hurricane force conditions. In the event of a major storm in the Gulf, personnel would be evacuated, but the mine is designed to remain in operation through a communications link to Freeport Sulphur's corporate office in New Orleans. During the year ended December 31, 1997, sulphur production at Main Pass averaged approximately 5,200 long tons per day. All Main Pass sulphur is transported to the Company's terminal in Port Sulphur, Louisiana in 7,500-ton self-propelled tankers. The Company receives a fee from Homestake for operating the Main Pass mine and for processing, transporting and marketing Homestake's share of the Main Pass sulphur. At December 31, 1997, the Main Pass deposit was estimated to contain proved sulphur reserves totaling 64.3 million long tons (53.6 million long tons net to the Company). Production from the Main Pass

[PAGE]  4

          mine  is subject to  a royalty  of
          12.5 percent of net mine revenues that is payable to the U.S. Department of Interior-Minerals Management Services (the "MMS").

               The Company  began operating  the Culberson  mine, which  is located in West Texas south of the New Mexico border, in January 1995 after acquiring the mine from Pennzoil. The Culberson mine's free sulphur is part of a strata-bound ore body located in the Upper Permian and Salado formations. For the year ended December 31, 1997, production at the Culberson mine averaged approximately 2,400 long tons per day. A unique feature of the Culberson mine is a continuous water re-injection system, through which water recovered from pressure control wells is reheated and re-injected into the production wells. This recycling system results in significant cost savings. Once mined, the liquid sulphur is stored in on-site tanks with a combined capacity of 45,000 long tons until it is shipped to the Company's Galveston terminal by Company-owned railcars that average 8,400 long tons of liquid sulphur per trip. At December 31, 1997, the Culberson mine was estimated to contain proved sulphur reserves totaling 7.6 million long tons. Production from the Culberson mine is subject to a royalty of 9 percent of net mine revenues that is payable to the State of Texas and several private land owners through a unitization agreement.

               The agreement pursuant to which the Company obtained the Culberson mine requires the Company to make quarterly payments to Pennzoil, based on a unit volume payment multiplied by an assumed volume of sulphur, both of which are determined by the average market price of sulphur during the quarter. The Company is obligated to make these payments irrespective of whether the Culberson mine is operational. The payments terminate upon the earlier of January 2015 or the quarter in which the cumulative assumed volume of production exceeds 18.6 million long tons. Under this arrangement, the Company paid Pennzoil $2.0 million and $2.1 million for fiscal 1996 and 1997, respectively.

               The Company has the right, exercisable on January 1, 1999 (the "First Option Date") and each subsequent third anniversary of the First Option Date, to terminate its obligation to make further quarterly installment payments in exchange for a lump sum payment of $65 million less a cumulative inflation adjustment on the date such right is exercised, but in no event less than $10 million. If the Company does not exercise its right on any option date, Pennzoil may, within a defined time period after each option date, require the Company to make a single payment of $10 million in exchange for relinquishing its rights to receive any further payments under the agreement.

               The Company is currently operating its sulphur mines at less
          than  designed  capacity.    See  "Management's  Discussion   and
          Analysis of Financial Condition and Results of Operations."

               The Company also has rights to sulphur deposits at its Caminada Mine, located eight miles from Grand Isle in the Gulf of Mexico, which the Company is not currently mining. The Company is maintaining its lease rights to the remaining sulphur resource under a "suspension of production" issued by the MMS. The Company estimates that the Caminada mine has approximately 1.8 million long tons of recoverable proved sulphur remaining.

               Sulphur Reserves. The table below sets forth the Company's portion of the proved developed reserves for the Company's two producing sulphur mines.

                                                          Long Tons at
                                                           December 31,
            Proved Developed Reserves(1)                     1997(2)
            ----------------------------                  ------------
            Main Pass                                        53.6 million

            Culberson                                         7.6 million

           __________
          (1)  All sulphur reserves  are considered proved  because of  the
               Company's extensive drilling and production experience.
          (2)  Reserves represent long  tons (2,240 lbs.)  of sulphur  that are expected to be recovered from the host formation. Long tons of sulphur are calculated in place and a recovery factor, based on the percentage of residual sulphur expected to be left behind, is applied to calculate the total estimated recoverable tons.

               Sulphur Purchases

               The Company is a major purchaser of recovered sulphur in the United States and management expects its sulphur purchasing program, which is currently averaging almost one million long tons per year, to increase and become a more significant component of the Company's business. The Company purchases recovered sulphur principally from oil refineries located along the lower Mississippi River and in the Louisiana and Texas Gulf Coast regions, and from gas processing plants in Mississippi and Texas.

[PAGE]  5

               The Company's recovered sulphur purchase program provides it with a source of sulphur that is as important as the production from its mines in enabling the Company to meet its sales contract commitments. Approximately 32.5 percent of the Company's 1997 sulphur sales volume was supplied through recovered sulphur purchases. The Company believes that its position as a leading sulphur supplier in the domestic market, coupled with its extensive sulphur handling capabilities, would allow it to replace any curtailed mine production with purchased recovered sulphur at price levels that would maintain the Company's profitability; however there can be no assurance that it will be able to do so.

               Sulphur Handling Operations

               Overview.  The Company  operates the largest molten  sulphur handling system in North America and has the capacity to transport and terminal over five million long tons of molten sulphur annually. The Company uses this system both to support the movement of its own mined and purchased sulphur, and as a service that it markets to recovered sulphur producers and industrial consumers. The Company believes that the integration of the sulphur handling business with its production, purchasing and marketing operations gives the Company a synergistic competitive advantage over other suppliers of similar services.

               Marine Transportation. The Company operates two molten sulphur tankers, each having a capacity of approximately 25,000 tons. The two tankers have the combined capacity to transport
          3.5 million long tons of sulphur per year across the Gulf of Mexico, which are loaded at the Company's Galveston and Port Sulphur terminals and delivered to its Tampa terminals. The Company's inland barge system is capable of transporting over one million tons annually. Each of the Company's barges has a capacity of approximately 2,500 long tons and serves the Texas, Louisiana and Mississippi Gulf Coast regions and the lower Mississippi River. Two 7,500-ton tankers are used to transport sulphur from the Main Pass mine's offshore production platform and can also be used in Gulf Coast service to transport sulphur from the Company's terminals to its customers.

               Land Transportation. The Company operates a rail car fleet that transports sulphur from the Culberson mine to the Galveston terminal for loading onto the Company's tankers for shipment to its Tampa terminals. The Company also makes other rail movements in connection with transporting sulphur directly to customers' plants. The Company also transports approximately 500,000 tons of molten sulphur per year through a third party trucking service used primarily to serve the Galveston, Texas, lower Mississippi River and Pensacola, Florida areas.

               Terminals. The Company owns and operates five sulphur terminals in the United States, the largest of which is located at Port Sulphur, Louisiana. The Port Sulphur facility is a combined liquid storage tank farm and stockpile area for solid sulphur. Liquid sulphur is stored in steam-heated, insulated tanks having an aggregate capacity of approximately 110,000 long tons. The solid storage area can hold approximately 1.3 million long tons of solid sulphur. Because substantially all of the Company's domestic customers consume sulphur in liquid form, the Company delivers all of its production in liquid form. This reduces the need to remelt the sulphur, conserves energy and reduces costs, and is an environmentally superior handling method. Sulphur can be solidified for long-term storage to maintain inventory reserves. The Company owns a high capacity sulphur melter that permits the conversion of solid sulphur into liquid sulphur to supplement mine production during periods of high demand and to cover shortfalls in mine production or in recovered sulphur purchases. Sulphur is transported from Port Sulphur by barge to customers' plants in Louisiana on the lower Mississippi River or along the Gulf Coast of Texas and Mississippi, or by tanker to the Company's terminals in Tampa.

               The Company's  other  terminals  are located  in  Tampa  and
          Pensacola, Florida and Galveston, Texas. There are two Tampa terminals, each of which has a liquid storage capacity of 90,000 long tons and is supplied with sulphur from Port Sulphur and Galveston by the Company's sulphur tankers. Each of the Tampa facilities ships molten sulphur to phosphate fertilizer producers in central Florida by tank truck. The Pensacola terminal has a storage capacity of 10,000 long tons and is used for the storage, handling and shipping of recovered sulphur purchases or transporting recovered sulphur for third parties. Molten sulphur is shipped by barge from the Pensacola terminal to either the Port Sulphur terminal or directly to lower Mississippi River customers.

               The Galveston terminal was acquired from Pennzoil in 1995 and has 75,000 long tons of liquid storage tanks and solid storage capacity of one million long tons. This terminal receives sulphur from the Company's Culberson mine by unit train, and recovered sulphur purchases by truck, barge or rail, and then ships sulphur to local customers by truck or barge or to the Tampa terminals by tanker. The Galveston terminal also has the ability to

[PAGE]  6

          load solid sulphur aboard large oceangoing vessels, giving the Company access to international markets should market conditions favor sulphur exports.

               Sulphur Sales

               Substantially all of the Company's sulphur is sold to the phosphate fertilizer industry for the manufacture of sulphuric acid, which is used to produce phosphoric acid, a base chemical used in the production of phosphate fertilizers. Typically, the phosphate fertilizer industry accounts for approximately 90 percent of the Company's total sulphur sales. Freeport Sulphur's domestic shipments to its five largest customers represented 88 percent of total shipments in 1997, 91 percent in 1996 and 89 percent in 1995. The majority of the Company's sulphur supply contracts, with the exception of its contract with IMC-Agrico discussed below, are for a term of one year or longer and generally call for the repricing of sulphur on a quarterly or six-month basis.

               The Company also processes, transports, and markets Homestake's share of production at the Main Pass mine for a fee. In addition to supplying the domestic sulphur market and providing transportation and terminaling services for others, Freeport Sulphur maintains the capability of marketing sulphur internationally should market conditions favor export sales.

               Sales to IMC-Agrico, a manufacturer of phosphate fertilizers and the largest purchaser of elemental sulphur in the world, represented approximately 65 percent of the Company's sulphur sales (or 72 percent on a pro forma basis after the contribution of IGL's Main Pass interest) and 55 percent of its total revenues (or 60 percent on a pro forma basis after the contribution of IGL's Main Pass interest) during 1997. Pursuant to a Sulphur Supply Agreement, the Company has agreed to supply and IMC-Agrico has agreed to purchase approximately 75 percent of IMC-Agrico's annual sulphur consumption for as long as IMC-Agrico has an operational need for sulphur. The price per ton for all sulphur delivered under the agreement is based upon the weighted average market price for sulphur delivered by other sources to IMC-Agrico's New Wales production plant in central Florida, except that the Company is entitled to a premium with respect to approximately 40 percent of the sulphur that it delivers under the agreement. IMC-Agrico also pays a portion of the freight costs associated with the delivery of sulphur under the agreement. Although this contract was entered into at a time when IMC-Agrico was an affiliate of the Company, management believes that the terms of the Sulphur Supply Agreement are no less favorable to the Company than those that could have been negotiated with an unaffiliated party.

               Revenues from the Company's sulphur sales depend significantly on production levels of phosphate fertilizer, the availability of sulphur that is recovered from high-sulphur oil and natural gas refining and the rate at which stored surpluses, particularly in Canada, are released into the market and depleted. Current prices are substantially weaker than the high levels of the early 1990's, primarily because of economic and political changes in Eastern Europe and the former Soviet Union, which led to the closure of plants consuming in excess of seven million tons of sulphur per year. Improved phosphate consumption rates, coupled with reduced imports and curtailed mine production, stabilized sulphur prices beginning mid-year 1996 and continued into 1997. To the extent that current United States phosphate fertilizer production remains strong, sustained sulphur demand is expected to continue; however, the current level of Canadian sulphur inventories limits the potential for significant price increases. See "Competition."

          Oil and Gas Business

               Overview

               The Main  Pass  site  also  contains  oil  and  natural  gas reserves located within the same caprock reservoir that contains the sulphur reserves. The Company's estimate of proved recoverable oil reserves at Main Pass at December 31, 1997 was
          8.7 million barrels, (5.3 million barrels net to the Company). The Main Pass oil reserves are expected to decline substantially in subsequent years and to be fully depleted by 2002, and the Company does not intend to pursue oil and gas exploration operations that are not related to Main Pass.

               Reserves and Acreage

               For information relating to estimates of the Company's net interests in proved oil reserves as of December 31, 1997, and for supplementary information relating to estimates of discounted future net cash flows from proved oil reserves, and changes in such estimates, reference is made to the Company's financial statements

[PAGE]  7

          included elsewhere herein.

               At  various  times,  the  Company  is  required  to   report
          estimates of oil reserves to various governmental authorities. The basis for reporting estimates of reserves to these authorities may not be comparable to the reserves presented herein because of differences in the times at which such estimates are made and variances in reserve and other definitions of the particular governmental authority. Generally, however, the reserves data used for these governmental reports is computed from the same reserve information base as reported herein.

               The Company's interest in Main Pass, which is located in federal waters offshore Louisiana, constitutes the only oil and gas producing property owned by Freeport Sulphur. The property consists of 1,125 gross acres and is fully developed within the meaning of governmental reporting requirements.

               The Company possesses a leasehold interest in its Main Pass oil property that is maintained by production and will remain in effect until production and drilling and development operations cease. The Company believes that the lease terms are sufficient to allow for reasonable development of the reserves and that it has satisfactory title to such property.

               Production

               Recoverable hydrocarbons at Main Pass are located in the upper portion of the same caprock that hosts the sulphur reserves and in an overlying layer of sand. The limestone caprock reservoir and the overlying sand are in fluid contact with each other, share a common oil and gas composition and have the same pressure characteristics. Oil production commenced in the fourth quarter of 1991 with cumulative total production as of December 31, 1997 totaling 34.8 million barrels. Oil production has been enhanced by the injection of superheated water in the sulphur mining operations, which both lowers oil viscosity, allowing it to flow more freely, and maintains reservoir pressure, thereby enhancing recovery. Any associated gas that is produced with the oil is provided to the sulphur mining operation in exchange for electricity used in the oil operations. The co-development of the sulphur and oil reserves has yielded significant operating synergies and efficiencies.

               The purchase agreement pursuant to which the Company obtained the rights to the Main Pass oil lease obligates the Company under certain circumstances to make an annual production payment to Chevron U.S.A. Inc. The payment amount is based on the amount of annual oil production at the Main Pass site and the amount by which the average annual price of oil exceeds certain specified prices during the term of the contract. If the average annual price of oil does not exceed the specified prices, no payment is due. No payments were made for 1997 in connection with this obligation. This payment obligation will convert to a royalty right on behalf of Chevron upon the occurrence of certain events that the Company anticipates will occur in the first half of 1998. Under this royalty right, Chevron will be entitled to receive 25 percent of revenues (less transportation costs) of oil and gas production after the first to occur of (i) cumulative oil production at the Main Pass site in excess of 36 million barrels or (ii) 20 years from the date of first oil production (November 6, 1991); provided that this 25 percent overriding royalty is limited to 50 percent of net profit realized on oil production.

               Oil Sales

               Oil prices have historically exhibited, and can be expected to continue to exhibit, volatility as a result of such factors as conflicts in the Middle East, actions by the Organization of Petroleum Exporting Countries and changes in worldwide economic and political conditions. The oil produced at Main Pass contains sulphur and is generally heavier than other Gulf Coast crude oils. As a result, it sells at a discount relative to Gulf Coast crude oils containing less sulphur and to lighter grade crude oils.

               Oil produced at the Main Pass mine is sold to two Gulf Coast refiners with sales volumes split 71 percent and 29 percent. Both sales contracts are for a term of six months and are priced at market for the oil's grade. AMOCO Production Company is the Company's largest oil customer, accounting for 71 percent of oil revenues and 9 percent of the Company's total revenues for 1997.

[PAGE]  8

          Competition

               Sulphur

               In the United States, there are two principal sources of elemental sulphur: (i) mined sulphur produced by Freeport Sulphur and (ii) recovered sulphur produced by more than 50 companies at more than 130 refineries and gas treatment plants. There are four producers of mined sulphur worldwide, of which management believes Freeport Sulphur is the largest and the only mined sulphur producer serving the United States market. For 1997, Freeport Sulphur estimates that sulphur production at its Main Pass and Culberson mines accounted for approximately 27 percent of domestic, and 7 percent of world, elemental sulphur production.

               The Company estimates that total domestic sulphur consumption in 1997 was 11.7 million tons, of which domestic Frasch sulphur accounted for approximately 23 percent, domestic recovered sulphur accounted for approximately 60 percent, and imported sulphur, primarily from Canada and Mexico, accounted for approximately 17 percent.

               The following table sets forth for each of the years 1995 through 1997 the total estimated domestic sulphur consumption in tons, together with the percentage supplied by Frasch suppliers, domestic recovered sulphur and imported sulphur:
                            Domestic Sulphur Consumption


                     Year        Total      Frasch   Domestic  Percentage
                               Consumption Suppliers Recovered  Imported
                               (Millions
                                of tons)
                     -----     ----------  --------  --------- ----------
                     1997         11.7       23%        60%       17%
                     1996         11.5       25%        60%       14%
                     1995         11.7       27%        55%       17%


               Recovered sulphur from domestic and foreign sources is the major source of competition for Freeport Sulphur. Approximately 90 percent of the Western Hemisphere's sulphur inventories currently consist of sulphur recovered from natural gas in the province of Alberta in western Canada, primarily because United States recovered sulphur suppliers do not have the ability to store large inventories of sulphur. During the 1990s world sulphur supply has been in surplus resulting in a build up of Canadian sulphur inventories. Canadian sulphur inventories were estimated to be 10.6 million tons at year end 1997 and are expected to increase.

               Production of  recovered sulphur  in the  United States  has increased at an average rate of approximately 180,000 tons per year for the last three years, and totaled approximately
          7.8 million tons in 1997. High-sulphur gas processing capacity in the U.S. is not expected to increase above current levels, but the sulphur content of crude oil feedstocks to U.S. oil refineries is expected to continue to increase. Although growth in U.S. recovered sulphur production is expected to continue, the rate of growth is expected to slow, as the refining industry is consolidating into a smaller number of large refineries, and it is estimated that total U.S. refinery processing will not increase substantially. Technology for recovery of sulphur from coal and oil-burning utility plants is well advanced and this and other sources of sulphur resulting from air pollution abatement efforts will have some impact on sulphur supplies. Industry studies vary in their forecast of the worldwide elemental sulphur balance; however it is widely accepted that a surplus currently exists and will continue into the foreseeable future.

               Recovered sulphur provides a major and lower cost source of supply for most sulphur customers. The supply of U.S. recovered sulphur alone, however, cannot satisfy total domestic demand, and mined sulphur, along with imported recovered sulphur obtained principally from Canada and Mexico are required to supply the balance. The principal competitive risk to the Company's ability to mine sulphur profitably is the potential for decreased domestic demand for sulphur, increased production from domestic recovered sulphur producers, increases in imported recovered sulphur, and the rate at which stored sulphur, particularly in Canada, is released into the market.

               Oil

               A large number of companies and individuals are engaged in the development and production of oil. A substantial number of the companies engaged in the development and production of oil possess financial resources considerably greater than those of the Company.

[PAGE]  9

          Customers

               IMC-Agrico is the Company's single largest sulphur customer, accounting for approximately 65 percent of sulphur sales and 55 percent of total sales for 1997 (or 72 percent and 60 percent, respectively, on a pro forma basis after the contribution of IGL's Main Pass interest). The Company's next four largest customers represent approximately 23 percent of sulphur sales. These companies represent a mix of industrial companies and phosphate fertilizer manufacturers.

               The oil produced from Main Pass is sold to two Gulf Coast refiners with sales volumes split 71 percent and 29 percent. AMOCO Production Company is the largest customer, accounting for 9 percent of the Company's total revenues for 1997.

          Engineering, Research and Development

               Crescent  Technology, Inc.  ("Crescent")  furnishes  certain engineering consulting, research and development, environmental and safety services to the Company. Many of Crescent's employees are former employees of the Company and other formerly related companies who formed Crescent in 1993 to provide technical services to such companies and others on an outsourced basis. Crescent owns and operates laboratory and pilot plant facilities at Belle Chasse, Louisiana, where minerals analysis, metallurgical work and other research and testing are conducted, which contributes to the Company's technical operations and commercial activities. Additionally, Crescent maintains engineering consulting and mine development groups in New Orleans, Louisiana, which provide the engineering consulting, environmental services and design and construction supervision activities required to implement new ventures and apply improvements to the Company's existing operations.

          Regulatory Matters

               The Company's mining, production and exploration activities are subject to various federal, state and local laws governing exploration, development, production, exports, taxes, labor standards, occupational health and safety, toxic substances and other matters. Regulations pertaining to the environment mandate, among other things, the maintenance of air and water quality standards, solid and hazardous waste standards, protection of underground sources of drinking water, and protection and regulation of wetland areas. The Company succeeded to all licenses, permits or other authorizations obtained or held by FRP or any of its affiliates insofar as they relate to the sulphur and Main Pass oil and gas businesses. All material licenses, permits and other authorizations currently required of each existing operation have been obtained or timely applied for.

               To comply with these federal, state and local laws, material capital and operating expenditures on environmental projects, both with respect to maintaining current operations and initiating new operations, may be required in the future. The amount of such expenditures cannot be estimated at this time, but such costs could have an adverse effect on the Company's financial condition and results of operations. There is also a risk that more stringent laws affecting the operation of mining companies could be enacted, and although such regulations would affect the industry as a whole, compliance with such new regulations could be costly.

               Domestic oil operations are subject to extensive state and federal regulation. Compliance is often burdensome, and failure to comply carries substantial penalties. The heavy and increasing regulatory burden on the oil industry increases the cost of doing business and consequently affects profitability.

          Environmental Matters

               Federal laws and regulations have expanded greatly in recent years with respect to environmental considerations. The United States Department of Interior, the U.S. Environmental Protection Agency (the "EPA") and the Coast Guard administer laws and regulations that impose liability upon the lessee under a federal lease for the cost of cleanup of pollution damages. A serious incident of pollution may also result in any one of these agencies requiring lessees under federal leases to suspend or cease operations in the particular area. The Company carries insurance against some, but not all, of these risks.

               The Company, through its predecessors, has a history of commitment to environmental responsibility. Since the 1940s, long before the general public recognized the importance of maintaining environmental quality, the

[PAGE] 10

          Company  has  conducted
          pre-operational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. The Company's environmental policy commits its operations to compliance with applicable laws and regulations. The Company has implemented corporate-wide environmental programs and continues to study methods to reduce discharges and emissions.

               The largest effluent from sulphur mining operations is the pressure control water recovered from the sulphur-bearing formation. At Main Pass, pressure control wells remove water from the formation and discharge the water under the terms of a National Pollutant Discharge Elimination System permit issued by the EPA. At the Culberson mine, the pressure control water is removed from the formation and reused in the Frasch mining process. The injection of mine water at Culberson is authorized by an Underground Injection Control permit issued by the EPA. Other water discharges at the two mines and five terminals are made under permits issued by the EPA, state regulatory agencies in the States of Texas, Louisiana or Florida, or local regulatory authorities. All of these discharges are in compliance with applicable regulations in all material respects.

               The Company has various other permits with respect to air emissions, solid waste production and disposal, dredging of bottom sediment and the operation of port facilities that facilitate its business activities. Agencies that provide these permits and authorizations include the MMS, the U.S. Coast Guard, the Louisiana Department of Environmental Quality, the Louisiana Department of Natural Resources, the Texas Natural Resources Conservation Commission, and the Florida Department of
          Environmental Protection. The Company believes it is in compliance in all material respects with the terms and conditions of these permits and does not anticipate any significant new costs to obtain new permits or to maintain compliance with existing permits.

               The Company assumed responsibility for environmental liabilities associated with the prior conduct of the businesses that FRP contributed to the Company, including reclamation responsibilities at three previously producing sulphur mines. Sulphur production was suspended at the Company's Caminada offshore sulphur mine in 1994, and the Company will be required to salvage the mining facilities once the remaining reserves are produced or it becomes certain that such reserves will not be economically recoverable. The Company's salvage expense will be shared on a 50/50 basis with Exxon Corporation, and the estimated expense has been accrued.

               The Company's Grande Ecaille mine, which was depleted in 1978, was salvaged in accordance with applicable regulations at the time of closure. Although the Company has no legal obligation to do so, it has undertaken to reclaim wellheads and other materials, none of which are classified as hazardous, that are being exposed through coastal erosion, and it is anticipated that these reclamation activities will continue for several more years. Additional expenditures may be required from time to time if erosion continues, although the Company does not expect such expenditures to be material. Additional expenditures may be necessary in the future to remove building foundations should the Company decide it is in the best interest of the Company to do so.

               Reclamation of the Company's two producing sulphur mines, Main Pass and Culberson, will be required upon the closure of those facilities, and the related future costs are being accrued. The Company has also closed nine other sulphur mines, all of which have been reclaimed in accordance with applicable regulations and customary industry practices.

               In September 1997 the Company completed the salvage of its Grand Isle mine in the Gulf of Mexico, which was depleted in 1991, by converting it into an artificial reef for the enhancement of marine life. The reef was constructed at the request of the State of Louisiana as part of its "Rigs-to-Reefs" program through which the State and private industry are cooperating to provide useful marine habitats using offshore structures that are no longer needed for commercial activities. The Grand Isle reef is the first in shallow water and is the largest in the Gulf of Mexico. The reef is in the process of being donated to the State of Louisiana, after which time the State will assume all responsibility for its upkeep, although the Company will retain responsibility for any environmental liabilities that may arise from previous mining activities with respect to this site.

               Although the Company believes that its prior reclamation activities were carried out in compliance with then applicable laws and regulations and that it is accruing adequate reserves to cover future reclamation costs, no assurance can be given that the Company will not incur materially greater reclamation costs than those anticipated.

[PAGE] 11

          Employees


               As of December 31, 1997, Freeport Sulphur had 402 active employees. There are 382 employees working at the Company's mine sites and terminals, and 20 employees located at its New Orleans headquarters. None of the employees of Freeport Sulphur is represented by any union or covered by any collective bargaining agreement. The Company believes its employee relations are satisfactory.

               The Company also uses contract personnel to perform many of the technical tasks customarily conducted by Company employees at its Main Pass mine, which minimizes development costs and allows the Company to use its management staff to direct the efforts of both the sulphur mine and oil operations. Freeport Sulphur also receives executive, financial, legal and administrative and other related services through a services agreement with FM Services Company ("FMS"), a company that is 25 percent owned by the Company.

                                CAUTIONARY STATEMENTS

               This report includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are all statements other than statements of historical fact included in this report, including, without limitation, the statements under the headings "Business and Properties," "Market for Registrant's Common Equity and Related Stockholder Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding the Company's financial position and liquidity, payment of dividends, the Company's strategic alternatives, future capital needs, development and capital expenditures (including the amount and nature thereof), reserve estimates and future net revenues attributable thereto, business strategies, and other plans and objectives of management of the Company for future operations and activities.

               Forward-looking statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes are appropriate under the circumstances. These statements are subject to a number of assumptions, risks and uncertainties, including the risk factors discussed below and in the Company's other filings with the Securities and Exchange Commission (the "Commission"), general economic and business conditions, the business opportunities that may be presented to and pursued by the Company, changes in law or regulations and other factors, many of which are beyond the control of the Company. Readers are cautioned that these statements are not guarantees of future performance, and the actual results or developments may differ materially from those projected in the forward-looking statements. All subsequent written and oral forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by these cautionary statements. Important factors that could cause actual results to differ materially from the Company's expectations include, among others, the following.

          Competition

               There  are  two  principal  sources  of  elemental  sulphur:
          (i) mined sulphur and (ii) recovered sulphur produced as a by-product by oil refineries and gas treatment plants. Recovered sulphur from domestic and foreign sources is a major and lower cost source of supply for most sulphur customers and is the major source of competition for the Company. As a by-product of the producer's refining operations, the principal cost recognized by such producers is the cost of handling and transportation to customers.

               Production  of  recovered  sulphur  from  high-sulphur   gas
          processing plants and oil refineries in the United States has increased at an average rate of approximately 180,000 tons per year for the last three years. Because U.S. recovered sulphur producers do not have the ability to store large inventories of sulphur, they must move it to market and, depending on the proximity of their plants to the principal sulphur market of central Florida, such producers may enjoy a significant cost advantage over the Company.

               Because the supply of U.S. recovered sulphur alone cannot meet total domestic demand, mined sulphur, along with imported recovered sulphur obtained principally from Canada and Mexico, are required to supply the balance. Canadian recovered sulphur producers have facilities for storing excess sulphur production in solid form, and approximately 90 percent of the Western
          Hemisphere's sulphur inventories currently consist of sulphur recovered from natural gas in the province of Alberta in western Canada. At certain price levels in the U.S. sulphur

[PAGE] 12

          markets,  and
          depending on prices in the foreign markets they supply, Canadian producers can be expected to increase sulphur sales to U. S. buyers in competition with the Company.

               The principal competitive risk to the Company's ability to mine sulphur profitably is the potential for decreased domestic demand for sulphur, increased production from domestic recovered sulphur producers, increases in imported recovered sulphur and the rate at which stored sulphur, particularly in Canada, is released into the market. In addition, the current level of Canadian sulphur inventories limits the potential of the Company to realize significant price increases for its sulphur. See "Business-Competition."

          Reliance on IMC-Agrico as Continuing Customer

               Approximately 65 percent of the Company's 1997 sulphur sales (72 percent on a pro forma basis after the contribution of the IGL's Main Pass interest) were made to IMC-Agrico, and IMC-Agrico will continue to account for a substantial percentage of the Company's sulphur sales. Sales of sulphur to IMC-Agrico are generally made at market prices, with a portion of such sales receiving additional price consideration. Although the Company has a long-term supply contract with IMC-Agrico that requires
          IMC-Agrico to purchase sulphur from the Company as long as IMC-Agrico's phosphate fertilizer operations require the use of sulphur, the loss of or a significant decline in its sales of sulphur to IMC-Agrico could have a material adverse effect on the Company's business and operating results.

          Effect of Prices on Sulphur Mining Operations

               Although current sulphur prices allow the Company to generate positive cash flows from its mining operations, any significant decline in the market price of sulphur for a sustained period would require the Company to consider the suspension or curtailment of mining operations at either or both of its operating mines. In such event, it is likely that the Culberson mine would be closed first, because of the higher transportation costs associated with that site. Because of the costs associated with closing and re-opening mine sites, as well as the potential loss of mining or mineral development rights if mining operations were suspended, the Company could decide to operate its mines for some period even if they did not generate positive cash flow, and if operations were suspended, it could be difficult and expensive for the Company to subsequently re-open a mine.

          Seasonality and Volatility of Sulphur Markets

               Because the principal use of sulphur is in the manufacture of phosphate fertilizers, the Company's ability to successfully market its sulphur is materially dependent on prevailing agricultural conditions and the worldwide demand for fertilizers. Although phosphate fertilizer sales are fairly constant month-to-month, seasonal increases occur in the domestic market prior to the fall and spring planting season. Generally, domestic phosphate fertilizer sales are at reduced levels after the spring planting season, although the decline in domestic sales generally coincides with the time when major commercial and governmental buyers in China, India and Pakistan purchase product for mid-year delivery. Sales are also influenced by current and projected grain inventories and prices, quantities of fertilizers imported to and exported from North America, domestic fertilizer consumption and the agricultural policies of certain foreign governments.

               Like other commodities, the market and prices for sulphur have been and may continue to be volatile. The Company's operating margins and cash flow are subject to substantial fluctuations in response to changes in supply and demand for sulphur, conditions in the domestic and foreign agriculture industry, market uncertainties and other factors beyond its control.

          Depletion of Oil and Gas Reserves

               Approximately 14 percent of the Company's 1997 revenues were generated from the sale of oil recovered from Main Pass. Oil revenues are expected to decline substantially in 1998 and subsequent years, and the Company currently estimates that proved oil reserves at the Main Pass site will be depleted by the year 2002. The Main Pass site is the Company's only oil and gas property, and the Company currently does not intend to pursue oil and gas exploration activities after the Main Pass reserves are depleted.

[PAGE] 13

          Absence of Independent Operating History

               In recent years the Company's operations have been conducted by FRP, FTX and their predecessors as part of a diversified business that was partly integrated with FRP's other business activities and not as a stand-alone business. Following the Spin-Off, the Company has been operated as an independent entity engaged, except for the production of oil and gas at the Main Pass operations, exclusively in the sulphur business, and neither FRP (now PLP) nor FTX has any obligation to provide financial or operational support to the Company.

          Limited Relevance of Historical Financial Information

               Because the Company has not been operated in recent years as an independent entity, the historical financial information included herein was derived from the audited financial statements of FRP and is not necessarily indicative of the results of operations, financial position and cash flows that would have been achieved if the Company had been an independent entity during the periods presented or that will be achieved in the future. The Company's operations were an integral part of FRP's operations during the periods covered by the historical financial statements included herein, and certain historical financial data included herein has been extracted from FRP's books and records based on allocations between FRP's sulphur and oil operations and FRP's other businesses, and based on other assumptions necessary to reflect the Company's operations as if they had been operated as an independent enterprise. Additionally, the historical financial information included herein does not give effect to the contribution of IGL's Main Pass interest. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Reserve Estimates and Future Net Cash Flows

               The Company's reporting of proved sulphur and oil and gas reserves is based upon engineering estimates. Reserve engineering is a subjective process of estimating the recovery from underground accumulations of sulphur, oil and natural gas that are not susceptible to exact measurement, and the accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Estimates of economically recoverable sulphur and oil and gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of governmental regulations and assumptions concerning future sulphur and oil and gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may vary considerably from actual results. Because all reserve estimates are to some degree speculative, the quantities of sulphur and oil and natural gas that are ultimately recovered, production and operating costs, the amount and timing of future development and reclamation expenditures, and future sulphur and oil and natural gas sales prices may all vary materially from those assumed in these estimates. In addition, different reserve engineers may make different estimates of reserve quantities and cash flows based on the same data. All of the Company's sulphur reserves are considered proved because of extensive drilling and production experience; nevertheless, reserves are estimates and the amount of sulphur actually produced may vary from the estimates, and such variances could be material.

               The present values of estimated future net cash flows referred to in this Prospectus should not be construed as the current market value of the Company's estimated proved oil and gas reserves. In accordance with applicable requirements of the Commission, the estimated discounted future net cash flows from proved reserves are generally based on prices and costs as of the date of the estimate, while actual future prices and costs may be materially higher or lower. Actual net cash flows also will be affected by factors such as the amount and timing of production, supply and demand for oil and gas, curtailments or increases in consumption by gas purchasers and changes in governmental regulations and taxation. The timing of future net cash flows from proved reserves, and thus their actual present value, will be affected by the timing of production and the incurrence of expenses in the development and production of oil and gas properties. In addition, the 10 percent discount factor required by the Commission to be used to calculate discounted future net cash flows for reporting purposes is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the oil and gas reserves owned by the Company or the oil and gas industry in general.

[PAGE] 14

          Environmental Matters

               The Company's operations include exploration, mining, development and production of natural resources, and the extraction, handling, production, storage, transportation and disposal of materials and waste products that may be toxic or hazardous. Consequently, the Company is subject to numerous environmental laws and regulations. The Company has incurred, and expects to continue to incur, significant capital expenditures and operating expenses based on these laws and regulations.
          Continued governmental and public emphasis on environmental issues may result in increased capital and operating costs in the future, although the impact of future laws and regulations or future changes to existing laws and regulations cannot be predicted or quantified.

               Federal legislation (sometimes referred to as "Superfund" legislation) imposes liability, without regard to fault, for clean-up of certain waste sites, even though waste management activities at the site may have been performed in compliance with regulations applicable at the time. Under the Superfund legislation, one responsible party may be required to bear more than its proportional share of clean-up costs if payments cannot be obtained from other responsible parties. In addition, federal and state regulatory programs and legislation mandate clean-up of certain wastes at operating sites. Governmental authorities have the power to enforce compliance with these regulations and permits, and violators are subject to civil and criminal penalties, including fines, injunctions or both. Third parties also have the right to pursue legal actions to enforce compliance. Liability under these laws can be significant and unpredictable.

               The  Company  may  receive   in  the  future  notices   from
          governmental agencies that it is one of many potentially responsible parties at certain sites under relevant federal and state environmental laws. Some of these sites may involve significant clean-up costs. The ultimate settlement of liability for the clean- up of such sites usually occurs many years after the receipt of notices identifying potentially responsible parties because of the many complex, technical and financial issues associated with site clean-up. The Company cannot predict its potential liability for clean-up costs that it may incur in the future.

               The recent trend toward stricter standards in environmental legislation and regulation is likely to continue. For instance, legislation has been proposed in Congress from time to time that would reclassify certain crude oil and natural gas exploration and production wastes as "hazardous wastes," which would make the wastes subject to significantly more stringent handling, disposal and clean-up requirements. If such legislation were to be enacted, it could have a significant impact on the Company's operating costs, as well as the oil and gas industry in general. Initiatives to further regulate the disposal of crude oil and natural gas wastes are also pending in certain states and could have a similar impact. In addition to compliance costs, government entities and other third parties may assert substantial liabilities against owners and operators of oil and gas properties for oil spills, discharges of hazardous materials, remediation and clean-up costs and other environmental damages, including damages caused by previous property owners. The imposition of any such liabilities on the Company could have a material adverse effect on the Company's financial condition and results of operations.

               The Oil Pollution Act of 1990 imposes a variety of regulations on "responsible parties" related to the prevention of oil spills. The implementation of new, or the modification of existing, environmental laws or regulations, including regulations promulgated pursuant to the Oil Pollution Act of 1990, could have a material adverse impact on the Company.

               In connection with the Spin-Off, the Company assumed responsibility for potential liabilities, including environmental liabilities, associated with the prior conduct of the businesses contributed by FRP to the Company. Among these are potential liabilities arising from sulphur mines that were depleted and closed in the past in accordance with reclamation and environmental laws in effect at the time, particularly in coastal or marshland areas that have experienced subsidence or erosion. The Company believes that it is in compliance with existing laws regarding such closed operations, and has implemented controls in some areas that it believes exceed its legal responsibilities. Nevertheless, it is possible that new laws or actions by governmental agencies could result in significant unanticipated additional reclamation costs. For additional information regarding certain reclamation obligations, see "Business-Environmental Matters."

               The Company could also be subject to potential liability for personal injury or property damage relating to wellheads and other materials at closed mines in coastal areas that have become exposed through coastal erosion. Although the Company has insurance in place to protect it against certain of these liabilities, there can be no assurance that such insurance coverage would be sufficient. There can also be no assurance that the Company's current or future accruals for reclamation costs will be sufficient to fully cover such costs.

[PAGE] 15

          Operating Hazards

               The Company's offshore sulphur mining, oil production and marine transportation operations are subject to marine perils, including collisions, hurricanes and other adverse weather conditions. All of the Company's oil and sulphur production activities are subject to blowouts, cratering, fires and other risks, any of which could result in serious personal injury or death and substantial damage to property and the environment. The Company's operations may be subject to significant interruption, and the Company may be subject to significant liability, due to industrial accidents, severe weather or other natural disasters occurring at one or more of its mining operations.

               The Company has in place, through FMS certain liability, property damage, business interruption and other insurance coverages in types and amounts that it considers reasonable and believes to be customary in the Company's business. This insurance provides protection against loss from some, but not all, potential liabilities incident to the ordinary conduct of the Company's business, including coverage for certain types of damages associated with environmental and other liabilities that arise from sudden, unexpected and unforeseen events, with such coverage limits, retentions, deductibles and other features as management deems appropriate. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on the Company's financial condition and results of operations.

          Item 3.  Legal Proceedings.

               The Company is involved from time to time in various legal proceedings of a character normally incident to its businesses. The Company believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of the Company. The Company, through FMS, maintains liability insurance to cover some, but not all, potential liabilities normally incident to the ordinary course of its businesses with such coverage limits as management deems prudent.

          Item 4.  Submission of Matters to a Vote of Security Holders.

               None

          Item 4(a).  Executive officers.

               The following table sets forth certain information as of March 2, 1998 with respect to the Company's executive officers.


                   Name            Age               Position

         James R. Moffett ........  59        Co-Chairman of the Board

         Rene L. Latiolais .......  55        Co-Chairman of the Board

         Richard C. Adkerson .....  51        Vice Chairman of the Board

         Robert M. Wohleber ......  47        President and Chief Executive
                                              Officer

         John G. Amato ...........  54        General Counsel


               James R. Moffett has served as Co-Chairman of the Board of FSC since November 1997. He also serves as the Chairman of the Board and Chief Executive Officer of Freeport-McMoRan Copper & Gold Inc. ("FCX"), and as Co-Chairman of the Board of McMoRan Oil & Gas Co. ("MOXY"). Mr. Moffett also serves as a director of IGL. Mr. Moffett served as Chairman of the Board of FTX from May 1992 to December 1997 and as President of FTX from May 1992 to April 1993.

               Rene L. Latiolais has served as Co-Chairman of the Board of FSC since November 1997. He also serves as Vice Chairman of the Board of FCX and as a director of IGL. He served as a director of FTX from August 1993 to December 1997, President and Chief Executive Officer of FTX from August 1995 until December 1997, President of FTX from May 1993 until August 1995 and Executive Vice President of FTX from May 1992 until May 1993.

               Richard C. Adkerson has served as Vice Chairman of the Board of FSC since November 1997. He is also President, Chief Operating Officer and Chief Financial Officer of FCX, Co-Chairman of the Board and Chief Executive Officer of MOXY and Chairman of the Board and Chief Executive Officer of FM Properties Inc. ("FMPO"). Mr. Adkerson served as Executive Vice President of FCX from July 1995 to April 1997 and as Senior Vice President of FCX from February 1994 to July 1995. He served as Vice Chairman of the Board of FTX from

[PAGE] 16

          August 1995  until December  1997 and  as
          Senior Vice President of FTX from May 1992 to August 1995.

               Robert M. Wohleber has served as President, Chief Executive Officer and director of the Company since November 1997. He is also Senior Vice President of FCX. He served as a Vice President of FCX from July 1994 to November 1997, as Vice President and Treasurer of FCX from July 1993 to May 1994 and as Treasurer from August 1990 to May 1993. Mr. Wohleber served as Senior Vice President and Chief Financial Officer of FTX from November 1996 to December 1997. He was Vice President of FTX from June 1994 to November 1996 and Vice President and Treasurer of FTX from May 1992 and June 1994.

               John G. Amato has served as General Counsel of the Company since November 1997. Mr. Amato also serves as General Counsel of MOXY and FMPO. Prior to August 1995, Mr. Amato served as General Counsel of FTX and FCX. Mr. Amato currently provides legal and business advisory services to FCX under a consulting arrangement.

                                       PART II

          Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

               Since the Spin-Off on December 23, 1997, the Company's Common Stock has been traded on the New York Stock Exchange under the symbol FSC. Prior to December 23, 1997 there was no public market for the Company's Common Stock. The following table sets forth, for the period indicated, the range of high and low sales prices, as reported by the New York Stock Exchange:



                                                              High   Low
                                                            ------- ------
           1997
                Fourth Quarter (from December 23, 1997      $13-1/6 $11-5/8
                through December 1997.....................


               The Company currently intends to retain its earnings to meet its working capital requirements and finance its business operations and does not plan to pay cash dividends to its stockholders for the foreseeable future. Any future determination to pay cash dividends will be made by the Board of Directors in light of the Company's earnings, cash flow, financial position, capital requirements, credit agreements and such other factors as the Board of Directors deems relevant at that time. The Company's ability to pay dividends is restricted by the terms of its credit agreement.

               As of March 2, 1998, there were approximately 13,733 record holders of Company's Common Stock.

[PAGE] 17
            Item 6.   Selected Financial and Operating Data.

            The following table presents selected audited historical and unaudited pro forma financial information, as well as, unaudited operating data for FSC for each of the five years in the period ended December 31, 1997. FSC was spun-off from PLP on December 22, 1997. The information presented below reflects periods during which FSC did not operate as an independent company, and, therefore, may not necessarily reflect the consolidated results of operations or financial position that would have existed if FSC had been an independent company during the periods shown or the future performance of FSC as an independent company. Additionally, the results of operations shown below only include IGL's
            25.0 percent interest in Main Pass since December 22, 1997. The financial information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's financial statements and notes thereto contained elsewhere in this Form 10-K.

                               1997      1996      1995     1994     1993
                            ---------  --------  -------- -------- ---------
                                     (In Thousands,Expect per Share
                                        and Realized Price Amounts)
            FINANCIAL DATA
            Years Ended December 31:
            Revenues        $ 211,945  $221,426  $255,949 $151,795 $ 131,732
            Operating income
                (loss)       (439,316)a  12,392    25,020b   7,353  (122,253)c
            Net income
                (loss) d     (374,199)a  12,392    25,020b   7,353  (122,253)c
            Net income
            (loss)per share    (36.16)a    1.20      2.42b     .71    (11.82)c

            Unaudited pro forma data:  d
            Net income (loss)
            before income
            taxes           $(439,304)  $12,392   $25,020   $7,353 $(122,253)
            Pro forma benefit
            (provision) for
            income taxes      151,999    (4,659)   (6,845)  (2,691)   44,745
                            ---------   -------   -------   ------ ---------
            Pro forma net
            income (loss)   $(287,305)  $ 7,733   $18,175   $4,662 $ (77,508)
                            =========   =======   =======   ====== =========

            Pro forma net
            income (loss)
            per share         $(27.77)     $.75     $1.76     $.45    $(7.49)

            Pro forma
            average shares     10,347    10,347    10,347   10,347    10,347

            At December 31:
              Working capital$ 65,604  $ 25,794  $ 42,059 $ 41,590  $ 25,105
              Property, plant
              and equipment,
              net             109,833a  535,653   575,029  551,916   577,491
              Total assets    273,033   633,620   680,467  637,902   668,274
              Stockholders'
               equity         114,397a, 484,360   521,782  556,060   573,303
                                     d
            OPERATING DATA
            Sulphur
              Sales
              (long tons)       2,900     2,900     3,050    2,088     1,403
              Average realized
              price            $61.04    $61.78    $70.44   $53.07    $57.28
            Oil
              Sales (barrels)   1,625     1,896     2,218    2,534     3,443
              Average realized
              price            $18.15    $19.49    $15.82   $13.74    $14.43


            a. Includes charges totaling $425.4 million ($41.11 per share) for an impairment assessment of sulpher assets and $9.9 million ($0.96 per share) for an increase in estimated reclamation costs for sulpher properties, for drilling costs of an additional brine well and a reduction of sulpher inventory book value to market value.
            b. Includes charges totaling $7.0 million ($0.68 per share) allocated to FSC to reflect a compensation charge pursuant to a management services agreement.
            c. Includes charges totaling $86.6 million ($8.37 per share) for a loss on valuation and sale of assets, and $11.6 million ($1.12 per share) for restructuring and other related charges.
            d. As a partnership, PLP paid no federal or state income taxes and historically has not provided for income taxes on the results of operations of FSC. Upon the formation of FSC as a wholly owned taxable subsidiary of PLP prior to being spun-off to PLP unitholders, a deferred tax asset of $63.8 million was recognized in 1997 income to reflect the excess of tax over book basis in the related assets. Pro forma net income includes an estimated tax provision for the applicable periods as if FSC operated as a stand-alone taxable entity.


[Page] 18

            Items 7. and 7A. Management's Discussion and Analysis of Financial Condition and Results of Operations, and Quantitative and Qualitative Disclosures About Market Risk.

            Overview

                 FSC became an independent, publicly held company
            as of December 22, 1997, when PLP distributed to its unitholders its sulphur business, including its 58.3 percent interest in Main Pass sulphur and oil operations, together with the 25.0 percent interest in Main Pass previously owned by IGL (Note 8), a joint venture partner with PLP (the Distribution). The results of operations discussed below only include IGL's 25.0 percent interest in Main Pass since December 22, 1997. FSC operated as an integral part of PLP prior to the Distribution. FSC's financial statements have been prepared from the books and records of PLP. Certain data have been extracted from PLP records, or in certain cases derived on the basis of allocations between FSC and PLP's other businesses. The results of operations described below are not necessarily indicative of the operating results that FSC would have achieved on an independent basis or of future operating results.

                 FSC's sulphur business consists of the sale of sulphur,
            the marketing of logistics services, the operation of two sulphur mines and a logistics system consisting of sulphur transportation and terminaling assets. FSC's operations include the Main Pass mine located offshore Louisiana in the Gulf of Mexico, the Culberson mine located in West Texas, five sulphur terminals located across the Gulf Coast, and marine and rail transportation assets. The oil operations consist of FSC's interest in the Main Pass operations.

            Impairment Assessment of Sulphur Assets

                 In 1995 the Financial Accounting Standards Board issued
            Statement of Financial Accounting Standards No. 121 which requires an assessment of the carrying value of long-lived assets and a reduction of such carrying value to fair value when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. In September 1997 FSC concluded that the carrying value of the Main Pass sulphur assets exceeded the undiscounted estimated future net cashflows, such that an impairment writedown of $416.4 million was required. A similar analysis of the Culberson mine sulphur assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated that a writedown of $9.0 million was required. Fair values were estimated using discounted estimated future net cash flows related to these assets.
            The writedowns to fair value were recorded in the third quarter of 1997 and are reflected in the financial statements as additional depreciation and amortization charges. Future operating results of FSC will reflect lower depreciation and amortization expense as a result of these writedowns.

            Results of Operations
                                         Years Ended December 31,
                                   -----------------------------------
                                      1997        1996          1995
                                   ---------    ---------    ---------
                                          (Dollars in millions,
                                          except realized prices)
            Revenues                  $211.9       $221.4       $255.9
            Operating income
            (loss)                    (439.3)        12.4         25.0
            Sulphur sales
            (long tons)            2,907,500    2,900,000    3,049,700
            Sulphur average
            realized price per ton    $61.04       $61.78       $70.44
            Oil sales (barrels)    1,625,200    1,895,500    2,217,600
            Oil average realized
            price per barrel          $18.15       $19.49       $15.82

            1997 Compared With 1996

                 Sulphur operations reported an operating loss of $441.2
            million in 1997 compared with operating income of $3.3 million for 1996, primarily because of the asset impairment charges. The 1997 period also includes charges totaling $9.9 million for an increase in estimated reclamation costs for sulphur properties, for drilling costs of an additional brine well and a reduction of sulphur inventory book value to market value. Sulphur average realized prices for the 1997 period were only slightly lower than the 1996 period while sulphur sales volumes rose slightly, primarily because of increased sales to the IMC-Agrico. FSC has a long-term supply contract with IMC-Agrico that extends for as long as IMC-Agrico's operations have a requirement for sulphur. As a percentage of total FSC revenues, sales to IMC-Agrico totaled 55 percent in 1997 and 54 percent in 1996 and 1995. Production levels at the Main Pass and Culberson sulphur mines were reduced in early 1996 in response to lower domestic demand for

[Page] 19

            sulphur.  Combined production from the
            two mines averaged 7,600 tons per day for 1997 compared with 7,800 tons per day for 1996. Unit production and delivery costs for 1997, excluding the charges discussed above, were 12 percent higher than for 1996 because of higher maintenance costs, and natural gas usage and prices.

                 Main Pass operating  income from oil operations totaled
            $1.9 million in 1997 and $9.1 million in 1996 reflecting lower average realizations and reduced production levels. Current estimates are that the proved oil reserves at the Main Pass site will be fully depleted by the year 2002.

                 Total production and delivery costs were higher in the
            1997 period because of higher maintenance costs, energy costs and the charges discussed above. Depreciation and amortization in 1997 includes the asset impairment charges. Excluding these charges and the additional reclamation charge, depreciation expense was lower compared with 1996 because of the lower production rates. General and administrative expenses were lower in 1997 compared with 1996 primarily because of lower incentive compensation costs and a reimbursement in 1997 for certain costs expensed by FSC in 1996.

            1996 Compared With 1995

                 Sulphur operating income totaled $3.3 million for 1996
            compared with $23.0 million for 1995 primarily because of lower prices and volumes and slightly higher unit costs. Sulphur sales volumes for 1996 were 5 percent lower than the 1995 level. Production levels at the Main Pass and Culberson mines were reduced in early 1996 in response to lower domestic sulphur sales to U.S. phosphate fertilizer producers. Combined production averaged 7,800 tons per day for 1996 compared with 8,500 tons per day in 1995. Sulphur realizations were 12 percent lower than the 1995 period, reflecting lower demand from the phosphate fertilizer industry and higher recovered sulphur supplies. Unit production costs for 1996 rose slightly from 1995 levels because of the reduced production levels and increased energy costs.

                 Main Pass oil operating income for 1996 totaled $9.1
            million compared with $2.0 million for 1995. Despite lower sales volumes, net income benefited in 1996 from a significant increase in average realizations caused by the overall rise in world oil prices which occurred in mid-1996 and again in late 1996. Lower production for 1996 reflected declining reservoir production levels.

                 Total production and delivery, and depreciation and
            amortization costs were lower in 1996 because of the reduced production levels. General and administrative expenses were lower in 1996 primarily because of a $7.0 million charge ($5.2 million to sulphur operations and $1.8 million to oil operations) that was allocated to FSC in 1995 to reflect compensation costs related to FTX stock appreciation rights. Pursuant to a management services agreement with FTX, these costs were allocated to PLP, and thus to FSC, based on relative payroll costs.

            Outlook

                 In early 1998 FSC announced its decision to reduce
            annual sulphur production by approximately 400,000 long tons in response to a developing near-term imbalance in U.S. sulphur supply. This reduction is being achieved primarily by curtailing production at FSC's Culberson, Texas mine, with overall production continually being reassessed to ensure customer requirements are met while still being responsive to market conditions. Management believes phosphate fertilizer market fundamentals remain strong, with the long-range outlook for sulphur consumption equally positive.

            Disclosures About Market Risks

                 FSC's revenues are derived from the sale of sulphur and
            crude oil. In addition, natural gas purchases comprise a significant portion of FSC's production costs. FSC's net income can vary significantly with fluctuations in the market prices of these commodities. Based on projected 1998 annual sales volumes, each $5 per ton change in the average price realized on sulphur sales would have an approximate $17 million impact on revenues and an approximate $6 million impact on net income. Each $2 per barrel change in the average price realized on annual crude oil sales would have an approximate $3 million impact on revenues and an approximate $2 million impact on net income. A $0.50 per mmbtu change in the average cost of annual natural gas purchases would have an approximate $4 million impact on production costs and an approximate $3 million impact on net income.

[Page] 20

                 At the present time FSC does not hedge or
            otherwise enter into price protection contracts for its principal products, although FSC has entered into a price protection program for its anticipated natural gas purchase requirements for the first quarter of 1998 which provides for a cost of no more than $2.65 per million british thermal unit (mmbtu) and no less than $2.33 per mmbtu on 1,350,000 mmbtu's. The fair value of these contracts was $(0.1) million at December 31, 1997.

                 As FSC has no outstanding debt, conducts all its
            operations within the U.S. in U.S. dollars and has no investments in equity securities, it is currently not subject to interest rate risk, foreign currency exchange risk or equity price risk.

            Capital Resources and Liquidity

                 Net cash provided by operating activities totaled $16.7
            million for 1997, $51.8 million for 1996 and $65.4 million for 1995. Lower net income and an increase in reclamation and mine shutdown expenditures related to a Rigs-to-Reefs program resulted in lower net cash provided by operating activities in 1997 compared with 1996, while lower net income was the primary reason for the decline in 1996 compared with 1995.

                 Capital expenditures, which primarily relate to
            maintaining current levels of production, totaled $3.5 million for 1997, $3.8 million for 1996 and $3.7 million for 1995. Proceeds from asset sales included certain warehousing and supply assets totaling $0.9 million in 1997, and totaled $2.1 million in 1996, mostly from the sale of certain marine assets. Capital expenditures for 1998 are expected to be slightly higher compared with 1997 because of additional drilling activities scheduled in 1998 to maintain required levels of water treatment capacity for sulphur operations plus the addition of IGL's 25.0 percent interest.

                 Based on current projections, management believes that
            FSC will generate sufficient cash flow from operations to fund its ongoing working capital requirements, reclamation costs and projected capital expenditures for the foreseeable future. Additionally, in December 1997 FSC established a $100 million revolving credit facility to further enhance its liquidity and financial flexibility (Note 7). FSC also announced an open market share purchase program for up to
            1.0 million shares of its common stock, representing approximately 10 percent of the shares outstanding. The timing of the purchases is dependent upon many factors, including the price of the common shares; FSC's operating results, cash flows and financial position; and general economic and market conditions. FSC has purchased 351,900 shares, all in 1998, for $4.8 million (an average of $13.53 per share) through March 2, 1998.

                 FSC has assessed its year 2000 information systems cost
            issues and believes its current plans for system upgrades will adequately address these issues internally at no material cost.

            Environmental

                 FSC, through its predecessors, has a history of
            commitment to environmental responsibility. Since the 1940's, long before public attention focused on the importance of maintaining environmental quality, FSC has conducted pre-operational, bioassay, marine ecological and other environmental surveys to ensure the environmental compatibility of its operations. FSC's environmental policy commits its operations to compliance with local, state and federal laws and regulations, and prescribes the use of periodic environmental audits of all facilities to evaluate compliance status and communicate that information to management. FSC believes that its operations are being conducted pursuant to necessary permits and are in compliance in all material respects with applicable laws, rules and regulations. FSC has access to environmental specialists who have developed and implemented corporate-wide environmental programs. FSC continues to study methods to reduce discharges and emissions.

                 Federal legislation (sometimes referred to as
            "Superfund" legislation) requires payments for cleanup of certain waste sites, even though waste management activities were performed in compliance with regulations applicable at the time. Under the Superfund legislation, one party may, under certain circumstances, be required to bear more than its proportional share of cleanup costs at a site where it has responsibility pursuant to the legislation, if payments cannot be obtained from other responsible parties. Other legislation mandates cleanup of certain wastes at operating sites. States also have regulatory programs that can mandate waste cleanup. Liability under these laws involves inherent uncertainties. FSC has, at this time, no known significant liability under these laws.

[Page] 21

                 Estimated future expenditures to restore properties and
            related facilities to a condition that complies with environmental and other regulations are accrued over the life of the properties. The future expenditures are estimated based on current costs, laws and regulations. As of December 31, 1997, FSC has accrued $36.5 million ($10.8 million of which will be reimbursed by third parties) for abandonment and restoration of its non-operating sulphur assets. Total estimated abandonment cost for Main Pass oil operations is $9.7 million and was fully accrued at December 31, 1997. FSC's share of abandonment and restoration costs for its two operating sulphur mines is estimated to total approximately $78 million, $26.0 million of which had been accrued at December 31, 1997, with essentially all such costs expected to be incurred after mine closure. These estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

                 FSC has made, and will continue to make, expenditures
            at its operations for protection of the environment. Continued government and public emphasis on environmental issues can be expected to result in increased future investments for environmental controls, which will be charged against income from future operations. Present and future environmental laws and regulations applicable to current opperations may require substantial capital expenditures and may affect its operations in other ways that cannot now be accurately predicted.

                 FSC maintains insurance coverage in amounts deemed
            prudent for certain types of damages associated with environmental liabilities that arise from sudden, unexpected and unforeseen events.

            Cautionary Statement

                 Management's discussion and analysis of financial
            condition and results of operations contains forward-looking statements, including without limitation, FSC's reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs. Important factors that might cause future results to differ from these projections include the reliance on IMC-Agrico as a continuing customer, the seasonality and volatility of sulphur markets, competition and environmental issues as described in more detail elsewhere in this Form 10-K under "Cautionary Statements."

[Page] 22

            Item 8.  Financial Statements and Supplementary Data.

                                REPORT OF MANAGEMENT

                 Freeport-McMoRan Sulphur Inc. (the Company) is responsible for the preparation of the financial statements and all other information contained in this Annual Report. The financial statements have been prepared in conformity with generally accepted accounting principles and include amounts that are based on management's informed judgments and estimates.

                 The Company maintains a system of internal accounting controls designed to provide reasonable assurance at reasonable costs that assets are safeguarded against loss or unauthorized use, that transactions are executed in accordance with management's authorization and that transactions are recorded and summarized properly. The system is tested and evaluated on a regular basis by the Company's internal auditors, Price Waterhouse LLP. In accordance with generally accepted auditing standards, the Company's independent public accountants, Arthur Andersen LLP, have developed an overall understanding of our accounting and financial controls and have conducted other tests as they consider necessary to support their opinion on the financial statements.

                 The Board of Directors, through its Audit Committee composed solely of non-employee directors, is responsible for overseeing the integrity and reliability of the Company's accounting and financial reporting practices and the effectiveness of its system of internal controls. Arthur Andersen LLP and Price Waterhouse LLP meet regularly with, and have access to, this committee, with and without management present, to discuss the results of their audit work.

                                                   Robert M. Wohleber
                                                   President and
                                                   Chief Executive Officer


                      REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

            TO THE STOCKHOLDERS AND BOARD OF DIRECTORS OF
            FREEPORT-McMoRan SULPHUR INC.:

                 We have audited the accompanying balance sheets of
            Freeport-McMoRan Sulphur Inc. (the Company), a Delaware Corporation, and its predecessors as of December 31, 1997 and 1996, and the related statements of operations, cash flow and changes in stockholders' equity for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                 We conducted our audits in accordance with generally
            accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

                 In our opinion, the financial statements referred to
            above present fairly, in all material respects, the financial position of the Company and its predecessors as of December 31, 1997 and 1996 and the results of its operations and its cash flow for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                    Arthur Andersen LLP

            New Orleans, Louisiana
             January 20, 1998

[Page] 23



                   FREEPORT-McMoRan SULPHUR INC.
                           BALANCE SHEETS
                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
                                                (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $   21,293    $    3,116
Accounts receivable:
  Customers                                   27,266        27,402
  Other                                        6,473        15,849
Inventories:
  Products                                    24,841        21,859
  Materials and supplies                       9,580         8,214
Deferred tax asset                             4,768             -
Prepaid expenses and other                     1,214         6,764
                                          ----------    ----------
  Total current assets                        95,435        83,204
                                          ----------    ----------
Property, plant and equipment                841,222       916,858
Less accumulated depreciation
and amortization                            (731,389)     (381,205)
                                          ----------    ----------
  Net property, plant and equipment          109,833       535,653
                                          ----------    ----------
Deferred tax asset                            56,757             -
Other assets                                  11,008        14,763
                                          ----------    ----------
Total assets                              $  273,033    $  633,620
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable  and accrued
liabilities                               $   25,175     $  32,149
Current portion of reclamation
and mine shutdown reserves                     4,656        25,261
                                          ----------     ---------
  Total current liabilities                   29,831        57,410
Reclamation and mine shutdown reserves        67,518        56,848
Accrued postretirement and pension benefits   15,594          -
Other liabilities                             45,693        35,002
Stockholders' equity:
  Net assets from PLP                           -          484,360
  Preferred stock, par value $0.01 per
  share, 50,000,000 authorized                  -             -
  Common stock, par value $0.01 per
  share, 100,000,000 shares
  authorized, 10,346,578 shares
  issued and outstanding                         103          -
  Capital in excess of par value of
  common stock                               116,780          -
  Accumulated deficit                         (2,486)         -
                                          ----------     ---------
                                             114,397       484,360
                                          ----------     ---------
Liabilities and stockholders' equity      $  273,033     $ 633,620
                                          ==========     =========

The accompanying notes are an integral part of these financial statements.


[Page] 24

                     FREEPORT-McMoRan SULPHUR INC.
                       STATEMENTS OF OPERATIONS
                                             Years Ended December 31,
                                        --------------------------------
                                           1997        1996       1995
                                        ---------    --------   --------
                                                   (In Thousands)
Revenues                                $ 211,945    $221,429   $255,949
Cost of sales:
Production and delivery                   183,227     160,982    168,504
Depreciation and amortization             461,084      37,800     43,700
                                        ---------    --------   --------
  Total cost of sales                     644,311     198,782    212,204
General and administrative expenses         6,950      10,252     18,725
                                        ---------    --------   --------
  Total costs and expenses                651,261     209,034    230,929
                                        ---------    --------   --------
Operating income (loss)                  (439,316)     12,392     25,020
Other income, net                              12        -          -
                                        ---------    --------   --------
Net income (loss) before income taxes    (439,304)     12,392     25,020
Income tax benefit                         65,105        -           -
                                        ---------    --------   --------
Net income (loss)                       $(374,199)   $ 12,392   $ 25,020
                                        =========    ========   ========

Net income (loss) per share               $(36.16)      $1.20      $2.42
                                          =======       =====      =====

UNAUDITED PRO FORMA DATA (NOTE 1)
  Net income (loss) before income taxes
  reported above                        $(439,304)    $12,392    $25,020
Pro forma benefit (provision) for
income taxes                              151,999      (4,659)    (6,845)
                                        ---------     -------    -------
Pro forma net income (loss)             $(287,305)    $ 7,733    $18,175
                                        =========     =======    =======

Pro forma net income (loss) per share     $(27.77)       $.75      $1.76
                                          =======        ====      =====

Pro forma average shares outstanding       10,347      10,347     10,347
                                           ======      ======     ======

The accompanying notes are an integral part of these financial statements.

[Page] 25

                   FREEPORT-McMoRan SULPHUR INC.
                      STATEMENTS OF CASH FLOW
                                            Years Ended December 31,
                                          ------------------------------
                                             1997       1996      1995
                                          ---------    -------   -------
                                                     (In Thousands)
Cash flow from operating activities:
Net income (loss)                         $(374,199)   $12,392   $25,020
Adjustments to reconcile net income
 (loss) to net cash provided by
  operating activities:
  Depreciation and amortization             461,084     37,800    43,700
  Reclamation and mine shutdown
  expenditures                              (20,562)    (7,504)   (2,476)
  Deferred income taxes                     (65,105)      -         -
  Other                                       3,653      6,421     4,642
  (Increase) decrease in working
   capital net of effect of
   acquisitions:
    Accounts receivable                      18,946     (3,234)  (17,504)
    Inventories                                 399      1,690     5,465
    Prepaid expenses and other                4,816        166    (1,605)
    Accounts payable and accrued
    liabilities                             (12,304)     4,113     8,165
                                          ---------    -------   -------
Net cash provided by operating activities    16,728     51,844    65,407
                                          ---------    -------   -------

Cash flow from investing activities:
Capital expenditures                         (3,513)    (3,834)   (3,710)
Sale of assets and other                        890      2,146       375
                                          ---------    -------   -------
Net cash used in investing activities        (2,623)    (1,688)   (3,335)
                                          ---------    -------   -------

Cash flow from financing activities:
Net distributions from (to) PLP               4,072    (49,814)  (59,298)
                                          ---------    -------   -------
Net cash provided by (used in) financing
activities                                    4,072    (49,814)  (59,298)
                                          ---------    -------   -------
Net increase in cash and cash equivalents    18,177        342     2,774
Cash and cash equivalents at beginning
of year                                       3,116      2,774      -
                                          ---------    -------   -------
Cash and cash equivalents at end of year  $  21,293    $ 3,116   $ 2,774
                                          =========    =======   =======

The accompanying notes, which include information in Notes 1, 2 and 8 regarding non-cash transactions, are an integral part of these financial statements.

[Page] 26

                   FREEPORT-McMoRan SULPHUR INC.
                 STATEMENTS OF STOCKHOLDERS' EQUITY
                                                 Years Ended December 31,
                                            --------------------------------
                                              1997        1996        1995
                                            --------    --------    --------
                                                      (In Thousands)
Net assets from PLP:
Balance at beginning of year                $484,360    $521,782    $556,060
Net income (loss) before distribution to
PLP unitholders                             (371,713)     12,392      25,020
Contribution of IGL Main Pass interest        18,458        -           -
Net PLP liabilities allocated to FSC         (18,294)       -           -
Net distributions from (to) PLP                4,072     (49,814)    (59,298)
Distribution of shares to PLP unitholders   (116,883)       -           -
                                            --------    --------    --------
  Balance at end of year                        -        484,360     521,782
                                            --------    --------    --------

Preferred stock:
                                            --------    --------    --------
Balance at beginning and end of year            -           -           -
                                            --------    --------    --------

Common stock:
Balance at beginning of year                    -           -           -
Shares issued to PLP unitholders                 103        -           -
                                            --------    --------    --------
  Balance at end of year                         103        -           -
                                            --------    --------    --------

Capital in excess of par value of common stock:
Balance at beginning of year                    -           -           -
Shares issued to PLP unitholders             116,780        -           -
                                            --------    --------    --------
  Balance at end of year                     116,780        -           -
                                            --------    --------    --------

Accumulated deficit:
Balance at beginning of year                    -           -           -
Net loss subsequent to December 22,1997       (2,486)       -           -
                                            --------    --------    --------
  Balance at end of year                      (2,486)       -           -
                                            --------    --------    --------
       Total stockholders' equity           $114,397    $484,360    $521,782
                                            ========    ========    ========

The accompanying notes are an integral part of these financial statements.

[Page] 27


                   FREEPORT-McMoRan SULPHUR INC.
                   NOTES TO FINANCIAL STATEMENTS


1.   BACKGROUND AND BASIS OF PRESENTATION

Background. Freeport-McMoRan Sulphur Inc. (FSC) became an independent, publicly held company as of December 22, 1997, when Phosphate Resource Partners Limited Partnership (PLP), formerly Freeport-McMoRan Resource Partners, Limited Partnership, distributed to its unitholders its sulphur business, including its 58.3 percent interest in Main Pass sulphur and oil operations, together with the
25.0 percent interest in Main Pass previously owned by IMC Global Inc. (IGL) (Note 8), a joint venture partner with PLP (the Distribution). PLP distributed 10,346,578 shares of FSC common stock pro rata to its unitholders in connection with the merger of Freeport-McMoRan Inc. (FTX), the former administrative general partner and majority owner of PLP, with and into IGL (the Merger). FTX distributed the shares of FSC common stock that it received from PLP to FTX stockholders on a pro rata basis in connection with the Merger.

Basis of Presentation. FSC operated as an integral part of PLP prior to the Distribution. FSC's financial statements have been prepared from the books and records of PLP. Certain data has been extracted from PLP records, or in certain cases derived on the basis of allocations between FSC and PLP's other businesses, for purposes of presentation in the accompanying financial statements. FSC's investment in the Main Pass joint venture is reflected using the proportionate consolidation method in accordance with standard industry practice. No interest expense has been allocated to FSC as no interest costs have been incurred in the past by FSC and no debt previously recorded by PLP was assumed by FSC. Intercompany balances between PLP and FSC have related to various general and administrative and similar charges and have been settled monthly. PLP is not a taxable entity and historically has not provided income taxes on the results of operations of FSC. Upon formation of FSC as a wholly owned taxable subsidiary of PLP prior to being spun-off to PLP unitholders, a deferred tax asset of $63.8 million was recognized in 1997 income to reflect the excess of tax over book basis in the related assets. Unaudited pro forma income taxes are included in the statements of operations as if FSC had been a separate taxable entity for the periods presented. FTX provided benefit plans for certain employees that became FSC employees upon completion of the Merger. FTX transferred certain liabilities related to these plans to FSC and paid cash to FSC for the assumption of certain of these liabilities as discussed further in
Note 6.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates. The preparation of FSC's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates include valuation allowances for deferred tax assets, reclamation and environmental obligations, postretirement and other employee benefits, future cash flows associated with assets and useful lives for depreciation and amortization. Actual results could differ from those estimates.

Cash and Cash Equivalents. Highly liquid investments purchased with a maturity of three months or less are considered cash equivalents.

Inventories. Inventories are stated at the lower of average cost or market.

Property, Plant and Equipment. Property, plant and equipment are carried at cost, including interest capitalized during the construction and development period. Expenditures for replacements and improvements are capitalized. Depreciation for mining and production assets, including mineral interests, is determined using the unit-of-production method based on estimated recoverable reserves. Other assets are depreciated on a straight-line basis over estimated useful lives of 15 to 20 years for buildings and 5 to 15 years for machinery and equipment.

     In 1995 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 121 (SFAS 121) which requires an assessment of the carrying value of long-lived assets and a reduction of such carrying value to fair value when events or changes in circumstances indicate that the carrying amount may not be recoverable. In September 1997 FSC concluded that the carrying value of the Main Pass sulphur assets exceeded the undiscounted estimated future net cash flows, such that an impairment writedown of $416.4 million was required. A similar analysis of the Culberson sulphur assets, based on a reassessment of recoverable reserves utilizing recent production history, also indicated an impairment writedown of $9.0 million was required. Fair values were estimated using discounted estimated future net cash flows related to these assets. The writedowns to fair value were recorded as additional depreciation and amortization charges. Future operating results of FSC will reflect lower depreciation and amortization expense as a result of these writedowns.

[Page] 28

Oil Capitalized Costs. Oil producing operations are reflected using the successful efforts method of accounting. Costs of leases, productive exploratory wells and development activities are capitalized. Other exploration costs are expensed. Depreciation and amortization is determined on a field-by-field basis using the unit-of-production method. Gain or loss is included in income when properties are sold.

Financial Instruments and Contracts. FSC had outstanding contracts at December 31, 1997 to purchase 1,350,000 million british thermal units (mmbtu) of natural gas in the first quarter of 1998 at no more than $2.65 per mmbtu and no less than $2.33 per mmbtu. These contracts had a fair value of $(0.1) million at December 31, 1997.

Environmental Remediation and Compliance. FSC incurs significant costs for environmental programs and projects. Expenditures pertaining to future revenues from operations are capitalized. Expenditures resulting from the remediation of conditions caused by past operations which do not contribute to future revenue generation are expensed. Liabilities are recognized for remedial activities when the efforts are probable and the cost can be reasonably estimated.

     Estimated future expenditures to restore properties and related facilities to a condition that complies with environmental and other regulations are accrued over the life of the properties. The future expenditures are estimated based on current costs, laws and regulations. As of December 31, 1997, FSC had a $36.5 million accrual for abandonment and restoration of non-operating sulphur assets, offset by $10.8 million in Other Assets which will be reimbursed by third parties. Total estimated abandonment cost for Main Pass oil operations is $9.7 million and was fully accrued at December 31, 1997. FSC's share of abandonment and restoration costs for its two operating sulphur mines is estimated to total approximately $78 million, $26.0 million of which had been accrued at December 31, 1997, with essentially all costs being incurred after mine closure. These estimates are by their nature imprecise and can be expected to be revised over time because of changes in government regulations, operations, technology and inflation.

Earnings Per Share. In February 1997 the FASB issued SFAS 128, "Earnings Per Share," which simplifies the computation of earnings per share (EPS). FSC adopted SFAS 128 in the fourth quarter of
1997.    Net income  (loss) per share  and pro forma  net  income
(loss) per  share  for  all  periods presented was  calculated by dividing the applicable net income (loss) amount by the number of shares outstanding (10,346,578 shares) as of December 22, 1997, the date of the spin off from PLP. Options to purchase 790,517 shares of common stock at a weighted average price of $10.93 per share were outstanding for the last nine days of 1997, but were excluded from the calculation of EPS as they are anti-dilutive considering the loss reported in 1997. No options were outstanding prior to 1997.

     In December 1997, FSC announced an open market share purchase program for up to 1.0 million shares of its common stock, representing approximately 10 percent of the shares outstanding. The timing of the purchases is dependent upon many factors, including the price of the common shares; FSC's operating results, cash flows and financial position; and general economic and market conditions. FSC has purchased 49,800 shares, all in 1998, for $0.5 million (an average of $10.77 per share) through January 20, 1998.

3.   PROPERTY,PLANT AND EQUIPMENT,NET

The components of net property, plant and equipment follow (in thousands):

                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
Buildings and facilities                  $  555,616    $  613,412
Capitalized oil exploration  and
development costs                            203,946       201,517
Transportation, terminaling and
other assets                                  81,660       101,929
                                          ----------    ----------
  Property, plant and equipment              841,222       916,858
Accumulated depreciation and amortization,
including $203.9  million and $192.5 million
at December 31, 1997 and 1996, respectively,
for capitalized oil exploration and
development costs                            731,389       381,205
                                          ----------    ----------
Property, plant and equipment, net        $  109,833    $  535,653
                                          ==========    ==========

[Page] 29

4.  MANAGEMENT SERVICES

FTX provided certain management and administrative  services to PLP (and thus FSC), including technical,  administrative, accounting,  financial, tax and other services under a management services agreement. The costs of such services, which include related overhead, were allocated to FSC based on time spent by FTX employees in the conduct of FSC's business activities. Such costs were non-interest bearing and reimbursed monthly. The total amount charged by FTX to FSC for such services was $2.0 million
in  1996 and  $15.9 million  in   1995  (including   $7.0  million for stock
appreciation rights costs resulting from the rise in FTX's common stock price during the year). Beginning in 1996, FM Services Company (FMS), an entity now owned 25 percent by FSC, began providing most of the services previously provided by FTX on a similar cost-reimbursement basis, totaling $5.1 million in 1997 and $6.7 million in 1996.
Management believes the costs for such services do not differ materially from the costs that would have been incurred had the relevant personnel providing these services been employed directly by FSC.

     Prior to 1997, FTX operated the Main Pass oil facilities and charged FSC $1.3 million in 1996 and $1.0 million in 1995 for specified overhead and other costs. Beginning in 1997, PLP operated the facilities and charged FSC $1.0 million. Subsequent to consummation of the Merger, FSC operates the Main Pass oil facilities.

5.   INCOME TAXES

Because PLP is not a taxable entity, historically it has not provided for income taxes. FSC recorded a deferred income tax asset pursuant to SFAS 109 immediately upon the transfer of assets and liabilities from PLP (Note 1). The financial statements reflect an unaudited pro forma tax provision as if FSC had been a taxable entity as FSC believes this is a more meaningful presentation. The components of deferred taxes based upon temporary differences existing at December 31, 1997 and the estimated amounts as of December 31, 1996 follow (in thousands):

                                                December 31,
                                          ------------------------
                                             1997          1996
                                          ----------    ----------
Deferred tax asset:
  Property, plant and equipment           $   23,189    $     -
  Reclamation and shutdown reserve            21,158        22,656
  Deferred compensation, postretirement
  and pension benefits                        11,571        11,752
  Other                                        5,607         4,538
                                          ----------    ----------
    Total deferred tax asset                  61,525        38,946
Deferred tax liability:
  Property, plant and equipment                 -         (121,668)
                                          ----------    ----------
Net deferred tax asset (liability)            61,525       (82,722)
Current portion                               (4,768)       (8,889)
                                          ----------    ----------
Deferred tax asset (liability)            $   56,757    $  (91,611)
                                          ==========    ==========

     FSC believes it will generate sufficient income to realize its deferred tax assets such that no valuation reserve is required.
Unaudited pro forma income taxes consist of the following (in thousands):

                                    1997       1996      1995
                                 ---------   -------    -------
Current                          $  (7,752)  $(6,201)   $ 4,942
Deferred                          (144,247)   10,860      1,903
                                 ---------   -------    -------
                                 $(151,999)  $ 4,659    $ 6,845
                                 =========   =======    =======

     Unaudited reconciliations of the differences between pro forma income taxes computed at the federal statutory tax rate and pro forma income taxes recorded follow (dollars in thousands):

                              1997               1996               1995
                     --------------------   ---------------    ---------------
                       Amount    Percent    Amount  Percent    Amount  Percent
                     ---------   -------    ------  -------    ------  -------
Pro forma income
taxes computed at
the federal statutory
tax rate             $(153,756)     35%     $4,337    35%      $8,757    35%
Increase (decrease)
attributable to:
  Statutory depletion      -         -         -       -       (2,385)  (10)
  State taxes and
  other                  1,757       -         322     3          473     2
                     ---------     ---      ------   ---       ------   ---
Pro forma income
taxes                $(151,999)     35%     $4,659    38%      $6,845    27%
                     =========     ===      ======   ===       ======   ===

[Page] 30

6.   PENSION AND OTHER EMPLOYEE BENEFITS

Pensions. Substantially all employees have been covered by FTX's or FMS's defined benefit plans. Additionally, unfunded non-qualified plans are sponsored for those participants in the qualified defined benefit plans whose benefits are limited under federal income tax laws. The accumulated benefits and plan assets were not separately determined and amounts allocated to FSC under these plans have not been material. In connection with the Merger, FSC formed its own defined benefit plans and FTX transferred to the new FSC plan (for the qualified plan), or to FSC (for the non-qualified plan), assets and liabilities pertaining to those FTX employees who became FSC employees. The FSC plans have substantially the same provisions as the FTX plans and provide credit for prior FTX service. The estimated actuarial liability related to the FSC plans as of January 1, 1998 follows (in thousands):

Accumulated Benefit Obligation                      $  (10,159)
                                                    ==========

Projected Benefit Obligation (PBO)                  $  (12,694)
Less Plan assets                                        14,116
                                                    ----------
  Overfunded PBO                                         1,422
Unrecognized amounts:
  Transition asset                                        (145)
  Prior service credit                                  (7,829)
  Gains                                                 (4,464)
                                                    ----------
Accrued pension liability                           $  (11,016)
                                                    ==========

     In determining the present value of benefit obligations, FSC used a discount rate of 7.25 percent in 1997, a 5 percent annual increase in future compensation levels and a 9 percent average expected rate of return on assets.

Other Postretirement Benefits. FTX and FMS provided certain health care and life insurance benefits for retired employees. The related expense allocated to FSC from FTX totaled $2.7 million in 1997 (including $0.7 million for service cost and $2.0 million in interest for prior period services), $2.5 million in 1996 ($0.2 million and $2.3 million, respectively) and $4.7 million in 1995 ($0.2 million and $4.5 million, respectively). FSC's share of the FMS plan was not significant for 1997 and 1996.

     In connection with the Merger, FSC assumed the liability for the portion of FTX's postretirement benefit liability related to active employees transferred to FSC and FTX paid FSC cash for the amount of the liability. The estimated actuarial information as of January 1, 1998 follows (in thousands):

Accumulated postretirement benefits                 $   (2,730)
Unrecognized prior service credits                        (662)
Unrecognized gains                                      (1,186)
                                                    ----------
Accrued postretirement liability                    $   (4,578)
                                                    ==========

     The initial health care cost trend rate used was 8 percent for 1998, decreasing 0.5 percent per year until reaching 5 percent. A one percent increase in the trend rate would increase the amounts by approximately 10 percent. The discount rate used was 7.25 percent. FSC has the right to modify or terminate these benefits.

Stock Options.   In December  1997 FSC  adopted an  Adjusted Stock Award Plan to provide for the issuance of fixed  stock options to holders of FTX fixed
stock options and FTX  stock appreciation rights  (SARs).    FSC  granted
425,517 fully vested fixed stock options on December 22, 1997 at a weighted average option price of $10.38 under the Adjusted Stock Award Plan to reflect the FTX option holder's economic position under the FTX stock options as adjusted for the proportionate market value of FSC shares at the time of the Merger. The number of fixed options issued by FSC was based upon the number of FTX options and SARs outstanding as of the date of consummation of the Merger, adjusted for the distribution ratio of FSC
shares   to   FTX   shares.  Compensation expense for  the aggregate
intrinsic value of the FTX SARs has already been recorded in the accompanying FSC financial statements through allocations of general and administrative costs from FTX. As these SARs were converted to fixed options under the FSC Adjusted Stock Award Plan, the related accrued SAR liability was recorded as additional paid-in capital in the FSC balance sheets.

     FSC also adopted the 1997 Stock Option Plan (the 1997 Plan) in December 1997 to provide for the issuance of stock options at no less than market value at the time of grant. Under this plan, FSC can grant options to eligible

[Page] 31

participants to purchase up to 1.0
million common shares. FSC also adopted the 1997 Stock Option Plan for Non-Employee Directors (the Director Plan) authorizing FSC to grant options to purchase up to 75,000 shares. Options granted under the 1997 Plan and the Director Plan generally are exercisable in 25 percent annual increments beginning one year from the date of grant and expire 10 years after the date of grant. Options for 650,000 shares under the 1997 Plan and 60,000 shares under the Director Plan were available for new grants as of December 31, 1997. A summary of FSC stock options outstanding follows:

                                                   Weighted
                                   Number          Average
                                     of             Option
                                   Options          Price
                                   -------         --------
  Balance at January 1, 1997          -              $  -
    Granted upon PLP spin off      425,517            10.38
    Granted                        365,000            11.56
    Exercised                         -                 -
    Expired/Forfeited                 -                 -
                                   -------
  Balance at December 31, 1997     790,517            10.93
                                   =======

     Summary information of stock options outstanding at December
31, 1997 follows:

                                                                  Options
                                    Options Outstanding         Exercisable
                               -----------------------------  ----------------
                                          Weighted  Weighted          Weighted
                                Number    Average   Average   Number   Average
                                 of       Remaining  Option     of     Option
Range of Exercise Prices       Options      Life     Price    Options   Price
------------------------       -------    --------- --------  ------- --------
$4.89 to $7.23                  60,552    3.3 years   $6.56    60,552   $6.56
$7.43 to $11.06                162,019    5.5 years    8.3    162,019    8.30
$11.56 to $13.84               567,946    9.4 years   12.14   202,946   13.19
                               -------                        -------
                               790,517                        425,517
                               =======                        =======

     FSC has adopted the disclosure only provisions of SFAS 123 and applies APB Opinion No. 25 and related interpretations in accounting for its stock based compensation plans. Had compensation cost for FTX's fixed stock option grants been determined in accordance with SFAS 123, FSC would have been allocated additional charges totaling $1.5 million ($1.0 million to pro forma net loss or $0.09 per share) in 1997, $1.2 million ($0.7 million to pro forma net income or $0.07 per share) in 1996 and none in 1995. FSC recognized a $7.0 million charge in 1995 for the cost of FTX SARs as discussed earlier. Had compensation cost for FSC's December 23, 1997 stock option grants been determined based on the fair value at the grant date for awards under those plans consistent with SFAS 123, FSC's stock-based compensation costs would have increased by $12,600 in 1997. For the pro forma computations, the fair values of the option grants were estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average fair value for stock option grants was $5.62 per option. The weighted average assumptions used include a risk-free interest rate of 5.83 percent, expected volatility of 21 percent, expected lives of 10 years and no annual dividend. The pro forma effects on net income for 1997 are not representative of future years because FSC first adopted its stock option plans in 1997. No other discounts or restrictions related to vesting or the likelihood of vesting of fixed stock options were applied.

     FSC has adopted other benefit plans, certain of which are related to its performance, which costs are recognized in general and administrative expense. Upon consummation of the Merger, FSC also assumed certain FTX liabilities totaling approximately $0.4 million under its plans related to those employees transferred from FTX to FSC in exchange for an equal cash payment.

7. COMMITMENTS AND CONTINGENCIES

Credit Facility. In December 1997 FSC established a $100 million variable rate revolving credit facility with a group of banks. The variable rate facility matures in December 2002, provides specified cash flow to interest coverage and maximum allowable debt to cash flow levels. The facility is subject to a negative pledge on FSC's assets. Facility fees on the unused amount are variable at a minimum 0.2 percent annually. No amounts were outstanding under the facility as of December 31, 1997.


[Page] 32

Long-Term Contracts and Operating Leases. FSC's minimum annual contractual charges under non-cancelable long-term contracts and operating leases total $194.9 million, with $19.7 million in 1998, $16.1 million in 1999, $13.5 million in 2000, $13.5 million in 2001 and $13.5 million in 2002.

Other Liabilities. In connection with the Merger, FSC assumed a liability to IGL for a portion of IGL's postretirement benefit costs relating to certain retired employees of FSC. At December 31, 1997 the liability was estimated to total $13.7 million, including $2.0 million in current liabilities. Future changes to this estimate because of changes in assumptions or actual results varying from projected results will be recorded in earnings.

Environmental. FSC has made, and will continue to make, expenditures for protection of the environment. FSC is subject to contingencies as a result of environmental laws and regulations.
The related future cost is indeterminable because of such factors as the unknown timing and extent of the corrective actions that may be required and the application of joint and several liability.

8.   ACQUISITIONS

Pennzoil Company. In 1995 PLP acquired essentially all of the domestic assets of Pennzoil Company's sulphur division, including the Culberson sulphur mine in West Texas. FSC assumed the terms of the purchase agreement with Pennzoil. Under the terms of the purchase agreement, Pennzoil will receive quarterly payments from FSC over 20 years based on the prevailing price of sulphur. The estimated future installment payments, based on the prevailing sulphur price at the time of acquisition, are included in accrued long-term liabilities. These payments totaled $2.1 million in 1997, $2.0 million in 1996 and $5.2 million in 1995. The installment payments may be terminated earlier either by FSC through the exercise of a $65 million call option or by Pennzoil through the exercise of a $10 million put option. Neither option may be exercised prior to 1999. The purchase price allocation follows (in thousands):

        Current assets                           $  5,635
        Property, plant and equipment              48,837
        Current liabilities                        (7,499)
        Reclamation and mine shutdown reserves    (15,200)
        Accrued long-term liabilities             (31,773)
                                                 --------
           Net cash investment                   $   -
                                                 ========

  IGL Interest in Main Pass. Immediately prior to and as part of the Merger, IGL transferred its 25.0 percent interest in the Main Pass Joint Venture to PLP for no consideration. The transfer was accounted for using purchase accounting and recorded at fair value. The allocation of fair value follows (in thousands):

             Current assets                             $  8,020
             Property, plant and equipment                22,500
             Current liabilities                          (3,863)
             Reclamation and mine shutdown reserves       (5,492)
             Other, net                                   (2,707)
             Net assets from PLP                         (18,458)
                                                        --------
                Net cash investment                     $   -
                                                        ========


     The following selected unaudited pro forma information assumes that the acquisition of the 25.0 percent interest in Main Pass and the Distribution occurred on January 1, 1996. The pro forma information is presented for illustrative purposes only and is not necessarily indicative of results that would have been realized had the acquisition occurred on January 1, 1996, nor are they indicative of future results.

                               Years Ended December 31,
                              -------------------------
                                 1997           1996
                              -----------    ----------
                              (In Thousands, Except per
                                    Share Amounts)
  Revenues                    $   253,523    $  268,919
  Operating income (loss)        (436,452)       25,576
  Net income (loss)              (285,440)       15,959
  Net income (loss) per share      (27.59)         1.53


[Page] 33

9.   BUSINESS SEGMENTS

FSC has adopted SFAS 131, "Disclosures About Segments of an Enterprise and Related Information" which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. FSC has two business segments, sulphur and oil. Frasch sulphur is produced through the offshore Louisiana Main Pass mine and the Culberson mine in West Texas. The sulphur business segment also includes an extensive logistics network, including sulphur terminaling and transportation assets, and purchases of recovered sulphur. Oil is produced at Main Pass from the same geologic formation that holds the deposit's sulphur. The segment data presented below was prepared on the same basis as FSC's financial statements.

     A significant portion of the sulphur production is sold to the IMC-Agrico Joint Venture (IMC-Agrico), a chemical fertilizer producer jointly owned by IGL and PLP, under a long-term supply contract that extends for as long as IMC-Agrico's operations have a requirement for sulphur. As a percentage of total FSC's revenues, sales to IMC-Agrico totaled 55 percent in 1997 and 54 percent in 1996 and 1995. As a percentage of total customer accounts receivable, receivables from IMC-Agrico totaled 39 percent at December 31, 1997 and 47 percent at December 31, 1996. Oil produced from Main Pass is sold to two major Gulf Coast refining companies. As a percentage of total FSC revenues, oil sales to one of these refining companies, Amoco, totaled 9 percent in 1997, 12 percent in 1996 and 11 percent in 1995. No other single customer accounted for greater than 10 percent of total revenues in 1995 through 1997. All of FSC's customers are located in the United States.

                           Sulphur         Oil          Total
                          ----------    ----------    ----------
                                         (In Thousands)
1997
Revenues                  $  182,380    $   29,565    $  211,945
Production and delivery      167,050        16,177       183,227
Depreciation and
amortization                 449,870        11,214       461,084
General and administrative
expense                        6,667           283         6,950
                          ----------    ----------    ----------
Operating income (loss)   $ (441,207)   $    1,891    $ (439,316)
                          ==========    ==========    ==========
Capital expenditures      $    1,406    $    2,107    $    3,513
                          ==========    ==========    ==========
Total assets              $  246,794    $   26,239    $  273,033
                          ==========    ==========    ==========

1996
Revenues                  $  184,425    $   37,001    $  221,426
Production and delivery      150,086        10,896       160,982
Depreciation and
amortization                  23,006        14,794        37,800
General and administrative
expense                        8,040         2,212        10,252
                          ----------    ----------    ----------
Operating income          $    3,293    $    9,099    $   12,392
                          ==========    ==========    ==========
Capital expenditures      $    2,777    $    1,057    $    3,834
                          ==========    ==========    ==========
Total assets              $  612,051    $   21,569    $  633,620
                          ==========    ==========    ==========

1995
Revenues                  $  220,796    $   35,153    $  255,949
Production and delivery      158,703         9,801       168,504
Depreciation and
amortization                  24,564        19,136        43,700
General and administrative
expense                       14,489         4,236        18,725
                          ----------    ----------    ----------
Operating income          $   23,040    $    1,980    $   25,020
                          ==========    ==========    ==========
Capital expenditures      $    2,148    $    1,562    $    3,710
                          ==========    ==========    ==========
Total assets              $  647,650    $   32,817    $  680,467
                          ==========    ==========    ==========

[Page] 34

10.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                            Pro forma
                               Operating       Pro forma    Net Income
                                Income         Net Income   (Loss) per
                Revenues        (Loss)          (Loss)       share  a
                --------       ---------       ---------    ----------
                         (In Thousands, Except per Share Amounts)
1997
  1ST Quarter   $ 53,395       $     549       $     359       $0.03
  2nd Quarter     54,355             711             465        0.04
  3rd Quarter     50,554        (426,431)b      (278,886)     (26.95)b
  4th Quarter     53,641         (14,145)c        (9,243       (0.89)c
                --------       ---------       ---------
                $211,945       $(439,316)      $(287,305)     (27.77)
                ========       =========       =========

1996
  1ST Quarter   $ 60,133       $   5,286       $   3,298       $0.32
  2nd Quarter     54,447           2,450           1,529        0.15
  3rd Quarter     52,799           3,884           2,424        0.23
  4th Quarter     54,047             772             482        0.05
                --------       ----------      ---------
                $221,426       $  12,392       $   7,733        0.75
                ========       ==========      =========

a. Pro forma per share amounts shown were calculated using the number of shares outstanding (10,346,578 shares) as of December 22, 1997, the date of the Merger (Note 1).
b. Includes charges totaling $425.4 million ($278.2 million to pro forma net loss or $26.89 per share) for an impairment assessment of sulphur assets.
c. Includes charges totaling $9.9 million ($6.5 million to pro forma net loss or $0.63 per share) for an increase in estimated reclamation costs for sulphur properties, for drilling costs of an additional brine well and a reduction of sulphur inventory book value to market value.


11.       SUPPLEMENTARY MINERAL RESERVE INFORMATION (UNAUDITED)

Proved and probable mineral reserves follow (in thousands):

                                           December 31,
                          ----------------------------------------------
                           1997       1996       1995     1994     1993
                          ------     ------     ------   ------   ------
Sulphur-long tons         61,184     53,149     55,185   41,018   38,637


a. Main Pass reserves are subject to a 12.5 percent royalty based on net mine revenues. Culberson reserves totaled 7.6 million tons at December 31, 1997, 14.5 million tons at December 31, 1996 and
15.4 million tons at December 31, 1995 and are subject to a 9.0 percent royalty based on net mine revenues.

12.  SUPPLEMENTARY OIL INFORMATION

The supplementary information presented below is prepared in accordance with requirements prescribed by SFAS 69. Note 3 includes information regarding capitalized oil exploration and development costs.

Costs Incurred in Oil Property Acquisition, Exploration and
Development Activities. Costs incurred (all of which were development costs) totaled $2.1 million in 1997, $1.1 million in 1996 and $1.6 million in 1995.

Proved Oil Reserves (Unaudited).   Proved oil  reserves at December 31, 1997
have been estimated by independent petroleum engineers in accordance with guidelines established by the Securities and Exchange Commission (SEC). There are numerous uncertainties inherent in estimating quantities of proved reserves and in projecting the future rates of production and timing of development expenditures. Thus, the following reserve estimates, which relate to reserves attributable to FSC, are based upon existing economic and operating conditions; they are only estimates and should not be construed as being exact. The reserves related to FSC
are located  in offshore  United States  waters.   Oil, including condensate
and plant  products, is stated  in thousands of barrels.

[Page] 35

                                             1997      1996      1995
                                            ------    ------    ------
Proved reserves:
  Beginning of year                          5,188     6,638     7,279
  Revisions of previous estimates               85       446     1,577
  Production                                (1,597)   (1,896)   (2,218)
  Reserves transferred from IGL              1,578      -         -
                                            ------    ------    ------
  End of year                                5,254     5,188     6,638
                                            ======    ======    ======
Proved developed reserves:
  Beginning of year                          4,108     5,155     5,383
                                            ======    ======    ======
  End of year                                5,254     4,108     5,155
                                            ======    ======    ======

Standardized Measure of Discounted Future Net Cash Flows From Proved Oil Reserves (Unaudited). The standardized measure of discounted future net cash flows and changes therein relating to the proved oil reserves of FSC were computed using reserve valuations based on regulations prescribed by the SEC. These regulations provide for the use of year-end realized oil prices (escalated only when known and determinable price changes are provided by contract and law) in the projection of future net cash flows.

                                                      December 31,
                                             ------------------------------
                                              1997        1996       1995
                                             -------    --------   --------
                                                     (In Thousands)
Future cash flows                            $79,209    $107,118   $113,231
Future costs applicable to future cash flows:
  Production costs                            61,640      50,590     39,720
  Development and abandonment costs           14,252      15,251     17,971
                                             -------     -------   --------
Future net cash flows before income taxes      3,317      41,277     55,540
Future income taxes                             -           -          -
                                             -------     -------   --------
Future net cash flows                          3,317      41,277     55,540
Discount for estimated timing of net cash
 flows (10 percent discount rate)             (3,704)a     2,323      6,787
                                             -------    --------   --------
                                             $ 7,021    $ 38,954   $ 48,753
                                             =======    ========   ========


a. Amount is negative due to the effect of discounting to present value abandonment costs to be incurred in future periods once production ceases.

     Because FSC will have sufficient tax deductions to utilize against estimated future taxable income, in accordance with SFAS 69 no deductions for future income taxes arising subsequent to the Merger have been made above. Main Pass oil prices used in the above disclosures declined approximately $1.25 per barrel through January 20, 1998. Additionally, subsequent to year-end FSC has signed a letter of intent with an oil producing company to treat their oil production at the Main Pass Facility for a fee. This company would also assume a portion of the total estimated future abandonment costs shown above. This arrangement, which is not reflected in the above future cash flows, is subject to completion of a definitive agreement.

Changes in Standardized Measure of Discounted Future Net Cash Flows From Proved Oil Reserves (Unaudited).

                                             Years Ended December 31,
                                          -------------------------------
                                             1997       1996       1995
                                          --------    --------   --------
                                                    (In Thousands)
Beginning of year                         $ 38,954    $ 48,753   $ 45,650
Revisions:
  Changes in prices                        (21,111)      7,316      8,841
  Accretion of discount                      3,895       4,875      4,565
  Other changes (primarily revised
  estimates of quantities in 1995)          (5,554)      3,058     13,487
Development costs incurred during
the year                                     2,107       1,057      1,562
Reserves transferred from IGL                2,118        -          -
Revenues, less production costs            (13,388)    (26,105)   (25,352)
                                          --------    --------   --------
End of year                               $  7,021    $ 38,954   $ 48,753
                                          ========    ========   ========


[Page] 36

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                               PART III

Item 10.  Directors and Executive Officers of the Registrant.

          The information regarding executive officers required by Item 10 may be found under item 4(a) of this report.

          The information regarding directors required by Item 10 is incorporated by reference from the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 11.  Executive Compensation.

          Incorporated by reference from the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          Incorporated by reference from the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions.

          Incorporated by reference from the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders.

                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

          (a)(1)    Financial Statements

                    Reference is made to Item 8 hereof.

          (a)(2)    Financial Statement Schedules

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited, in accordance with generally accepted auditing standards, the financial statements as of December 31, 1997 and 1996 for each of the three years in the period ended December 31, 1997 included in Freeport-McMoRan Sulphur Inc.'s annual report to shareholders included elsewhere in this Form 10-K, and have issued our report thereon dated January 20, 1998. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule below is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      Arthur Andersen LLP

New Orleans, Louisiana,
  January 20, 1998

[Page] 37

Schedule VIII - Valuation and Qualifying Accounts

                            Additions
                    --------------------------
      Balance at    Charged to     Charged to     Other-         Balance at
      Beginning of  Costs and        Other          Add            End of
       of Period     Expenses      Accounts       (Deduct)         Period
      ------------  ---------      -----------    ---------      -----------
                              (In Thousands)
Reclamation and mine
shutdown reserves:
1997
Sulphur $ 75,918        $9,349         $-        $(22,762)  a,b      $62,505
Oil        6,191          (248)         -           3,726   a          9,669
        $ 82,109        $9,101         $-        $(19,036)           $72,174
1996
Sulphur $ 83,145        $3,920         $-        $(11,147)  b,c      $75,918
Oil        4,903         1,288          -              -               6,191
        $ 88,048        $5,208         $-        $(11,147)           $82,109
1995
Sulphur $ 59,446        $2,643         $-         $21,056   b,c      $83,145
Oil        3,657         1,257          -             (11)             4,903
        $ 63,103        $3,900         $-         $21,045            $88,048


a. Includes $5.5 million of liabilities assumed ($1.8 million for sulphur and $3.7 million for oil) in connection with the acquisition of IGL's 25.0 percent interest in Main Pass.
b. Includes expenditures of $20.6 million in 1997, $7.5 million in 1996 and $2.5 million in 1995.
c. Includes $23.5 million of liabilities assumed in 1995 in connection with the acquisition of the sulphur assets of Pennzoil which was subsequently reduced by $8.3 million in 1996.
                       ____________________

      No other schedules have been included because they are not required, not applicable or the information has been included elsewhere herein.



      (a)(3)    Exhibits

          Reference is made to the Exhibit Index beginning on page E-1 hereof.

      (b)  Reports on Form 8-K

           The registrant filed a Current Report on Form 8-K dated December 16,1997 to report under Item 5 the adoption by the registrant's Board of Directors of a Stockholder Protection Rights Agreement.


[Page] 38

                                SIGNATURES

       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.

                                               FREEPORT-McMoRan SULPHUR INC.

                                               By:  /s/ Robert M. Wohleber
                                                    ----------------------
                                                         Robert M. Wohleber,
                                                            President and
                                                       Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1998.

Signature                         Title
-----------------------       -------------
/s/ James R. Moffett
James R. Moffett              Co-Chairman of the
                              Board of Directors
  *  Rene L. Latiolais        Co-Chairman of the Board of Directors
  *  Richard C. Adkerson      Vice Chairman of the Board of
                              Directors
  *  Robert M. Wohleber       President, Chief Executive Officer and
                              a Director (Principal Executive and
                              Financial Officer)
  *  C. Donald Whitmire, Jr.  Vice President and Controller -
                              Financial Reporting (Principal
                              Accounting Officer)
  *  J. Terrell Brown         Director
  *  Thomas D. Clark, Jr.     Director
  *  B. M. Rankin, Jr.        Director

*By:/s/ James R. Moffett
    --------------------
      James R. Moffett
      Attorney-in-Fact


[Page] S-1

                               EXHIBIT INDEX

Exhibit
Number                   Description of Exhibits
--------    -----------------------------------------------

2.1 Contribution and Distribution Agreement by and among the Company, FTX and FRP, dated as of August26, 1997(1)

2.2 Assignment and Assumption Agreement by and between IGL and FRP dated as of December 22, 1997

3.1         Certificate of Incorporation of the Company(1)

3.2         By-laws of the Company(1)

4.1         Form of the Company's Common Stock certificate(1)

4.2         Stockholder Protection Rights Agreement between
            Freeport-McMoRan Sulphur Inc. and Mellon Securities
            Trust Company, as Rights Agent(2)

10.1 Employee Benefits Agreement by and between FTX and the Company

10.2 Asset Sale Agreement for Main Pass Block 299 between FRP and Chevron USA, Inc. dated as of May2, 1990(1)

10.3        Main Pass 299 Sulphur and Salt Lease, effective May1,
            1988(1)

10.4        Joint Operating Agreement by and between FRP,
            IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated
            June5, 1990(1)

10.5        Joint Operating Agreement by and between FRP,
            IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated
            May1, 1988(1)

10.6        Agreement to Coordinate Operating Agreements by and

            between FRP, IMC-Fertilizer and Felmont Oil Corporation, dated May1, 1988(1)

10.7        Asset Purchase Agreement between FRP and Pennzoil
            Company dated as of October22, 1994 (the "Asset Purchase Agreement")(1)

10.8 Amendment No. 1 to the Asset Purchase Agreement dated as of January3, 1995(1)

10.9 Agreement for Sulphur Supply, as amended, dated as of July1, 1993 among FRP, IMC Fertilizer and IMC-Agrico
            Company (the "Sulphur Supply Agreement")(1)(3)

10.10       Side letter with IGL regarding the Sulphur Supply
            Agreement(1)

10.11 Processing and Marketing Agreement between the Freeport Sulphur Company (a division of FRP) and Felmont Oil
            Corporation dated June19, 1990 (the "Processing
            Agreement")(1)

10.12       Amendment Number 1 to the Processing Agreement(1)

10.13       Amendment Number 2 to the Processing Agreement(1)

10.14 Services Agreement dated as of December 23, 1997 between the Company and FMS

10.15 Credit Agreement dated as of December 12, 1997 among the Company, as borrower, the financial institutions party thereto, the Chase Manhattan Bank, as administrative agent and documentary agent, and Hibernia National Bank, as co-agent

            Executive Compensation Plans and Arrangements (Exhibits
            10.16 through 10.19)

10.16       1997 Stock Option Plan for Non-Employee Directors(1)

10.17       Company Adjusted Stock Award Plan(1)

10.18       Freeport Sulphur 1997 Stock Option Plan(1)

10.19       Letter Agreement dated December 22, 1997 between FMS and
            Rene L. Latiolais

23.1        Consent of Arthur Andersen LLP

23.2        Consent of Ryder Scott Company

24.1 Certified resolution adopted by the Company's Board of Directors authorizing this report to be signed on behalf of any officer or director pursuant to a Power of Attorney

24.2        Powers of Attorney

27.1        Financial Data Schedule

----------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-40375) filed with the Commission on November 17, 1997.
(2) Incorporated by reference from the Company's Current Report on Form 8-K dated December 16, 1997.
(3) Portions of this Exhibit have been omitted pursuant to a confidentiality request filed with the Commission in connection with the filing of the Registration Statement on Form S-1.

[Page] E-1