Form 10-Q
period 1998-03-31
FREEPORT MCMORAN SULPHUR INC
filed 1998-05-08
CIK 1046204

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                For the Quarter Ended March 31, 1998

                  Commission File Number: 1-13617

                   Freeport-McMoRan Sulphur Inc.

    Incorporated in Delaware                   72-1392855
                                  (IRS Employer Identification No.)

         1615 Poydras Street, New Orleans, Louisiana  70112

Registrant's telephone number, including area code: (504) 582-4000

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

On March 31, 1998, there were issued and outstanding 9,835,364 shares of the registrant's Common Stock, par value $0.01 per share.



                   FREEPORT-McMoRan SULPHUR INC.
                         TABLE OF CONTENTS


                                                          Page
Part I.  Financial Information

  Financial Statements:

  Condensed Balance Sheets                                  3

  Statements of Income                                      4

  Statements of Cash Flow                                   5

  Notes to Financial Statements                             6

  Remarks                                                   7

  Report of Independent Public Accountants                  7

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                       8

Part II.  Other Information                                 10

Signature                                                   11

Exhibit Index                                               E-1

                   FREEPORT-McMoRan SULPHUR INC.
                   PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                   FREEPORT-McMoRan SULPHUR INC.
                CONDENSED BALANCE SHEETS (Unaudited)
                                          March 31,    December 31,
                                             1998          1997
                                          ----------    ----------
                                                 (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                 $   25,663    $   21,293
Accounts receivable                           28,952        33,739
Inventories                                   30,262        34,421
Prepaid expenses and other                     5,203         5,982
                                          ----------    ----------
      Total current assets                    90,080        95,435
Property, plant and equipment, net           109,020       109,833
Deferred tax asset                            56,029        56,757
Other assets                                  11,696        11,008
                                          ----------    ----------
Total assets                              $  266,825    $  273,033
                                          ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities  $   26,080    $   25,175
Current portion of reclamation and mine
shutdown reserves                              4,118         4,656
                                          ----------    ----------
      Total current liabilities               30,198        29,831
Reclamation and mine shutdown reserves        65,869        67,518
Accrued postretirement and pension
benefits                                      14,982        15,594
Other liabilities                             45,897        45,693
Stockholders' equity                         109,879       114,397
                                          ----------    ----------
Total liabilities and stockholders'
equity                                    $  266,825    $  273,033
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                   FREEPORT-McMoRan SULPHUR INC.
                  STATEMENTS OF INCOME (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                          ------------------------
                                             1998          1997
                                          ----------    ----------
                                         (In Thousands, Except Per
                                                 Share Amounts)
Revenues                                  $   56,990    $   53,395
Cost of sales:
Production and delivery                       49,026        42,664
Depreciation and amortization                  1,742         8,275
                                          ----------    ----------
      Total cost of sales                     50,768        50,939
General and administrative expenses            2,700         1,907
                                          ----------    ----------
  Total costs and expenses                    53,468        52,846
                                          ----------    ----------
Operating  income                              3,522           549
Other income, net                                274             -
                                          ----------    ----------

Net income before income taxes                 3,796           549
Provision for income taxes                    (1,314)            -
                                          ----------    ----------
Net income                                $    2,482    $      549
                                          ==========    ==========
  Net income per share of common stock:
  Basic                                         $.25          $.05
                                          ==========    ==========
  Diluted                                       $.24          $.05
                                          ==========    ==========
Average common shares outstanding:
  Basic                                       10,120        10,347
                                          ==========    ==========
  Diluted                                     10,205        10,347
                                          ==========    ==========

PRO FORMA DATA
Net income before income taxes reported above           $      549
Pro forma provision for income taxes                          (190)
                                                        ----------
Pro forma net income                                    $      359
                                                        ==========

Pro forma net income  per share                               $.03
                                                        ==========

Pro forma average shares outstanding                        10,347
                                                        ==========

The accompanying notes are an integral part of these financial statements.

                   FREEPORT-McMoRan SULPHUR INC.
                STATEMENTS OF CASH FLOW (Unaudited)
                                            Three Months Ended
                                                 March 31,
                                          ------------------------
                                             1998          1997
                                          ----------    ----------
                                               (In Thousands)
Cash flow from operating activities:
Net income                                $    2,482    $      549
Adjustments to reconcile net income to
net cash provided by operating activities:
  Depreciation and amortization                1,742         8,275
  Reclamation and mine shutdown
  expenditures                                (1,662)       (2,091)
  Utilization of deferred tax asset            1,314             -
  Other                                       (1,797)       (1,421)
  (Increase) decrease in working capital:
          Accounts receivable                  4,786         2,206
          Inventories                          4,158          (757)
          Prepaid expenses and other             195           856
          Accounts payable and accrued
           liabilities                           621         2,218
                                          ----------    ----------
Net cash provided by operating activities     11,839         9,835
                                          ----------    ----------

Cash flow from investing activities:
Capital expenditures                            (588)       (1,981)
Sale of assets                                   119             -
                                          ----------    ----------
Net cash used in investing activities           (469)       (1,981)
                                          ----------    ----------

Cash flow from financing activities:
Net distributions to PLP                           -        (8,017)
Purchase of FSC common stock                  (7,075)            -
Other                                             75             -
                                          ----------    ----------
Net cash used in financing activities         (7,000)       (8,017)
                                          ----------    ----------
Net increase (decrease) in cash and cash
equivalents                                    4,370          (163)
Cash and cash equivalents at beginning of
year                                          21,293         1,949
                                          ----------    ----------
Cash and cash equivalents at end of
period                                    $   25,663    $    1,786
                                          ==========    ==========

The accompanying notes are an integral part of these financial statements.

                   FREEPORT-McMoRan SULPHUR INC.
                   NOTES TO FINANCIAL STATEMENTS

1.   BACKGROUND AND BASIS OF PRESENTATION
Background. Freeport-McMoRan Sulphur Inc. (FSC) became an independent, publicly held company as of December 22, 1997, when Phosphate Resource Partners Limited Partnership (PLP), formerly Freeport-McMoRan Resource Partners, Limited Partnership, contributed to FSC its sulphur business, including its 58.3 percent interest in Main Pass sulphur and oil operations, together with the 25.0 percent interest in Main Pass previously owned by IMC Global Inc. (IGL), a joint venture partner with PLP. PLP distributed 10,346,578 shares of FSC common stock pro rata to its unitholders (the Distribution) in connection with the merger of Freeport-McMoRan Inc. (FTX), the former administrative managing general partner and majority owner of PLP, into IGL (the Merger). FTX distributed the shares of FSC common stock that it received from PLP to FTX stockholders on a pro rata basis in connection with the Merger.

Basis of Presentation. FSC operated as an integral part of PLP prior to the Distribution. For periods prior to the Distribution, FSC's financial statements were prepared from the books and records of PLP. FSC's investment in the Main Pass joint venture is reflected using the proportionate consolidation method in accordance with standard industry practice. No interest expense was allocated to FSC as no interest costs were incurred in the past by FSC and no debt previously recorded by PLP was assumed by FSC. Intercompany balances between PLP and FSC have related to various general and administrative and similar charges which were settled monthly. PLP is not a taxable entity and historically did not provide income taxes on the results of operations of FSC. Upon formation of FSC as a wholly owned taxable subsidiary of PLP prior to being spun-off to PLP unitholders, a deferred tax asset of $63.8 million was recognized in 1997 to reflect the excess of tax over book basis in the related assets. Unaudited pro forma income taxes for the first quarter of 1997 are included in the statements of income as if FSC were a separate taxable entity during that period.

2.   NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," which simplifies the computation of earnings per share (EPS). FSC adopted SFAS 128 in the fourth quarter of 1997 and restated prior periods' EPS data as required by SFAS 128.

     First-quarter 1998 basic net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period. From April 1, 1998 through April 20, 1998, FSC purchased 58,300 shares under its share purchase program. First-quarter 1998 diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options which represented approximately 85,000 shares.

     Options to purchase 16,469 shares of common stock at an average exercise price of $13.81 per share were outstanding during the first quarter of 1998 but were not included in the computation of diluted EPS. These were excluded because the options' exercise price was greater than the average market price of the common shares during the period.

     First-quarter 1997 basic and diluted net income per share of common stock were calculated by dividing first-quarter 1997 net income by the number of shares distributed on December 22, 1997 (10,346,578 shares). FSC had no options outstanding prior to the fourth quarter of 1997.

     In June 1997, the FASB issued SFAS 130, "Reporting
Comprehensive Income," which establishes standards for reporting and display of comprehensive income in the financial statements.
Comprehensive income is the total of net income and all other nonowner changes in equity, of which FSC has none. SFAS 130 is effective for 1998 and adoption of this standard had no effect on FSC's financial position or results of operations.

3.   FINANCIAL CONTRACTS
FSC has entered into financial contracts to manage certain risks resulting from fluctuations in natural gas prices by creating offsetting exposures. FSC views all of its financial contracts as hedges as it does not engage in speculative activity. Gains or losses on the contracts are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FSC monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with financially strong counterparties.

                       ----------------------

                              Remarks

The information furnished herein should be read in conjunction with FSC's financial statements contained in its 1997 Annual Report on Form 10-K. The information furnished herein reflects all adjustments which are, in the opinion of management, necessary for a fair statement of the results for the periods. All such adjustments are, in the opinion of management, of a normal recurring nature.



              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To The Board of Directors and Stockholders of
Freeport-McMoRan Sulphur Inc.:

     We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Sulphur Inc. (a Delaware corporation) as of March 31, 1998, and the related statements of income and cash flow for the three-month periods ended March 31, 1998 and 1997 for Freeport-McMoRan Sulphur Inc. and its predecessor. These financial statements are the responsibility of the Company's management.

     We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our reviews, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Sulphur Inc. as of December 31, 1997, and the related statements of operations, shareholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.

                                           /s/ARTHUR ANDERSEN LLP

New Orleans, Louisiana
April 21, 1998

Item 2.   Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
As discussed in Note 1, Freeport-McMoRan Sulphur Inc. (FSC) became an independent, publicly held company as of December 22, 1997 and prior to that date operated as an integral part of Phosphate Resource Partners Limited Partnership (PLP). FSC's 1998 financial results reflect the operating results of the assets previously owned by PLP and the 25.0 percent interest in the Main Pass sulphur and oil joint venture acquired from IMC Global Inc. (IGL). FSC's 1997 financial results reflect only the operating results of the assets previously owned by PLP.

     FSC's sulphur business consists of the sale of sulphur, the operation of two sulphur mines, and the operation and marketing of a logistics system consisting of sulphur transportation and terminaling assets and related services. FSC's sulphur operations include the Main Pass mine located offshore Louisiana in the Gulf of Mexico, the Culberson mine located in West Texas, five sulphur terminals located across the Gulf Coast, and marine and rail transportation assets. The oil operations consist of FSC's interest in the Main Pass operations, where crude oil is produced in conjunction with FSC's sulphur mining operations.

RESULTS OF OPERATIONS
Summary comparative results for the first-quarter periods follow (in thousands, except realized prices):

                                                   First Quarter
                                                ------------------
                                                   1998    1997 (a)
                                                 -------   -------
Revenues                                         $56,990   $53,395
Operating income                                  $3,522      $549
Sulphur sales (long tons)                            834       738
Sulphur average realized price per long ton       $60.26    $59.35
Oil sales (barrels)                                  456       424
Oil average realized price per barrel             $13.54    $20.11

a. 1997 results represent the operating results of the assets previously owned by PLP that were transferred to FSC on December 22, 1997. These results do not include the 25.0 percent interest in Main Pass previously owned by IGL which was contributed to FSC as of December 22, 1997.

     Sulphur operations reported operating income of $0.5 million in the first quarter of 1998 compared with an operating loss of $2.2 million for the 1997 quarter. Unit depreciation rates were significantly lower in 1998 following a third-quarter 1997 write-down of asset values based on an impairment assessment of sulphur assets. Sulphur average realized prices for the 1998 period were slightly higher than the 1997 period while sulphur sales volumes rose because of FSC's additional 25.0 percent interest acquired from IGL and an increase in recovered sulphur purchases. FSC has a long-term supply contract with IMC-Agrico (a joint venture partnership between IGL and PLP) that extends as long as IMC-Agrico's operations have a requirement for sulphur. As a percentage of total FSC sulphur sales, sales to IMC-Agrico totaled 71 percent in first-quarter 1998 and 62 percent in first-quarter 1997.

     Average unit production and delivery costs for the 1998 quarter were 6 percent higher than for the 1997 quarter, primarily because of lower production volumes. In April 1998, FSC entered into contracts to purchase 450,000 million british thermal units (mmbtu's) of natural gas per month (approximately 90 percent of FSC's expected Main Pass natural gas purchases) for $2.175 per mmbtu through December 1998 and, at the counterparty's option, $2.175 per mmbtu from January 1999 through December 1999. FSC is reviewing alternatives for capping the cost of its expected 1999 Main Pass natural gas purchases.

     During the first quarter of 1998 FSC curtailed annual sulphur production by approximately 400,000 long tons in response to a developing near-term imbalance in U.S. sulphur supply and demand. This reduction is being achieved primarily by production curtailments at FSC's Culberson, Texas mine, with overall production continually being reassessed to ensure customer requirements are met while still being responsive to market conditions.

     Main Pass operating income from oil operations totaled $3.0 million in first-quarter 1998 and $2.7 million in first-quarter 1997 reflecting an 8 percent increase in sales volumes because of FSC's additional 25.0 percent interest acquired from IGL and lower depreciation expense, largely offset by a 33 percent decline in average realized prices and a natural decline in reservoir production. Production averaged 7,500 barrels per day in the first quarter of 1998 and 9,900 barrels per day in the first quarter of 1997. Quarterly oil sales volumes are expected to decline as the reserves continue to deplete over a period expected to extend through the year 2002. Net of the royalty payments discussed below, FSC's share of 1998 oil sales is expected to approximate 1.2 million barrels.

     The original oil and gas lease holder of the oil reserves at Main Pass owns a royalty equal to 25 percent of revenues (less transportation costs) from oil production, limited to 50 percent of net profit, after 36 million barrels of oil have been produced at Main Pass. FSC expects to exceed this amount of cumulative production late in the second quarter of 1998, at which time the original lease holder will begin receiving royalty payments.

     General and administrative expenses were higher in the 1998 quarter compared with the 1997 quarter primarily because of FSC's increased interest in Main Pass and certain employee benefit costs.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities totaled $11.8 million for first-quarter 1998, compared with $9.8 million for first-quarter 1997. Higher net income and a net decrease in working capital attributable to reductions in receivables and inventories resulted in higher net cash provided by operating activities in the 1998 period compared with the 1997 period.

     Capital expenditures, which primarily relate to maintaining current levels of production, totaled $0.6 million for first-quarter 1998 and $2.0 million for first-quarter 1997. Capital expenditures for 1998 are expected to total approximately $6.4 million, slightly higher than for 1997 because of additional drilling activities scheduled in 1998 to maintain required levels of water treatment capacity for sulphur mining operations plus the addition of IGL's
25.0 percent interest.

     FSC has an open market share purchase program for up to 1.0 million shares of its common stock, representing approximately 10 percent of the shares outstanding on December 22, 1997. The timing of the purchases is dependent upon many factors, including the price of the common shares, FSC's operating results, cash flows and financial position, and general economic and market conditions. FSC purchased 520,400 shares in the first quarter of 1998 for $7.1 million (an average of $13.60 per share). From April 1, 1998 through April 20, 1998, FSC purchased an additional 58,300 shares for $0.8 million (an average of $14.50 per share).

     Based on current projections, management believes that FSC will generate sufficient cash flow from operations to fund its ongoing working capital requirements, reclamation costs and projected capital expenditures for the foreseeable future. Additionally, in December 1997 FSC established a $100 million revolving credit facility to further enhance its liquidity and financial flexibility. No amounts were outstanding under this facility as of April 21, 1998.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, including without limitation, FSC's reserve expectations, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs. Important factors that may cause future results to differ from FSC's projections include the reliance on IMC-Agrico as a continuing customer, the seasonality and volatility of sulphur markets, competition and environmental issues as described in more detail under the heading "Cautionary Statements" in FSC's Form 10-K for the year ended December 31, 1997.

                        --------------------

The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a) The exhibits to this report are listed in the Exhibit Index beginning on Page E-1 hereof.

          (b) During the quarter for which this report is filed, the registrant filed no Current Reports on Form 8-K.

                             SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              FREEPORT-McMoRan SULPHUR INC.

                              By:  /s/ C. Donald Whitmire, Jr,
                                  ----------------------------
                                   C. Donald Whitmire, Jr.
                                   Vice President and
                                   Controller-Financial Reporting
                                   (authorized signatory and
                                   Principal Accounting Officer)

Date:  May 8, 1998

                          Freeport-McMoRan Sulphur Inc.
                                EXHIBIT INDEX


Number                        Description
------                        -----------
2.1 Contribution and Distribution Agreement by and among Freeport-McMoRan Inc. (the Company), Freeport- McMoRan Inc. (FTX) and Freeport-McMoRan Resource Partners, Limited Partnership (FRP), dated as of August 26, 1997(1)

2.2 Assignment and Assumption Agreement by and between IMC Global Inc. (IGL) and FRP dated as of December 22, 1997(2)

3.1   Certificate of Incorporation of the Company(1)

3.2   By-laws of the Company(1)

4.1   Form of the Company's Common Stock certificate(1)

4.2   Stockholder Protection Rights Agreement between
      Freeport-McMoRan Sulphur Inc. and Mellon Securities
      Trust Company, as Rights Agent(3)

10.1 Employee Benefits Agreement by and between FTX and the Company(2)

10.2 Asset Sale Agreement for Main Pass Block 299 between FRP and Chevron USA, Inc. dated as of May 2, 1990(1)

10.3  Main Pass 299 Sulphur and Salt Lease, effective May 1,
      1988(1)

10.4  Joint Operating Agreement by and between FRP,
      IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated
      June 5, 1990(1)

10.5  Joint Operating Agreement by and between FRP,
      IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated
      May 1, 1988(1)

10.6 Agreement to Coordinate Operating Agreements by and between FRP, IMC-Fertilizer and Felmont Oil Corporation, dated May 1, 1988(1)

10.7  Asset Purchase Agreement between FRP and Pennzoil
      Company dated as of October 22, 1994 (the Asset Purchase
      Agreement)(1)

10.8 Amendment No. 1 to the Asset Purchase Agreement dated as of January 3, 1995(1)

10.9 Agreement for Sulphur Supply, as amended, dated as of July 1, 1993 among FRP, IMC Fertilizer and IMC-Agrico
      Company (the Sulphur Supply Agreement)(1)(4)

10.10 Side letter with IGL regarding the Sulphur Supply
      Agreement(1)

10.11 Processing and Marketing Agreement between the Freeport
      Sulphur Company (a division of FRP) and Felmont Oil
      Corporation dated June 19, 1990 (the Processing
      Agreement)(1)

10.12 Amendment Number 1 to the Processing Agreement(1)

10.13 Amendment Number 2 to the Processing Agreement(1)

10.14 Services Agreement dated as of December 23, 1997 between the Company and FM Services Company (FMS)(2)

10.15 Credit Agreement dated as of December 12, 1997 among the Company, as borrower, the financial institutions party thereto, the Chase Manhattan Bank, as administrative agent and documentary agent, and Hibernia National Bank, as co-agent(2)

      Executive Compensation Plans and Arrangements (Exhibits
      10.16 through 10.19)

10.16 1997 Stock Option Plan for Non-Employee Directors(1)

10.17 Company Adjusted Stock Award Plan(1)

10.18 Freeport Sulphur 1997 Stock Option Plan(1)

10.19 Letter Agreement dated December 22, 1997 between FMS and
      Rene L. Latiolais(2)

15.1 Letter dated April 21, 1998 from Arthur Andersen LLP regarding unaudited interim financial statements.

27.1  Financial Data Schedule

----------------------

(1)  Incorporated by reference from the Company's Registration
Statement on Form S-1 (Registration No. 333-40375) filed with the
Securities and Exchange Commission on November 17, 1997.

(2) Incorporated by reference from the Company's Annual Report on From 10-K for the year ended December 31, 1997.

(3) Incorporated by reference from the Company's Current Report on Form 8-K dated December 16, 1997.

(4) Portions of this Exhibit have been omitted pursuant to a confidentiality request filed with the Securities and Exchange
Commission in connection with the filing of the Registration
Statement on Form S-1.