Form 10-Q
period 1998-06-30
FREEPORT MCMORAN SULPHUR INC
filed 1998-08-11
CIK 1046204

SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

               For the Quarter Ended June 30, 1998



                 Commission File Number: 1-13617



                  Freeport-McMoRan Sulphur Inc.



      Incorporated in Delaware               72-1392855
                                 (IRS Employer Identification No.)


       1615 Poydras Street, New Orleans, Louisiana  70112


 Registrant's telephone number, including area code: (504) 582-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On June 30,  1998, there  were issued  and outstanding  9,740,603 shares of the registrant's Common Stock, par value $0.01 per share.


                  FREEPORT-McMoRan SULPHUR INC.

                        TABLE OF CONTENTS


                                                            Page
 Part I.  Financial Information

   Financial Statements:

      Condensed Balance Sheets                                3

      Statements of Operations                                4


      Statements of Cash Flow                                 5


      Notes to Financial Statements                           6


   Remarks                                                    7

   Report of Independent Public Accountants                   8

   Management's  Discussion  and  Analysis  of   Financial
    Condition and Results of Operations                       9


 Part II.  Other Information                                 12


 Signature                                                   13


 Exhibit Index                                              E-1

                  FREEPORT-McMoRan SULPHUR INC.
                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

                  FREEPORT-McMoRan SULPHUR INC.
              CONDENSED BALANCE SHEETS (Unaudited)

                                       June 30,    December 31,
                                         1998         1997
                                       --------    ------------
                                           (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents              $ 33,790     $ 21,293
Accounts receivable                      24,875       33,739
Inventories                              23,531       34,421
Prepaid expenses and other               10,142        5,982
                                       --------     --------
      Total current assets               92,338       95,435
Property, plant and equipment, net      100,151      109,833
Deferred tax asset                       53,856       56,757
Other assets                             10,303       11,008
                                       --------     --------
Total assets                           $256,648     $273,033
                                       ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and
 accrued liabilities                   $ 25,191     $ 25,175
Current portion of reclamation
 and mine shutdown reserves              16,349        4,656
                                       --------     --------
      Total current liabilities          41,540       29,831
Reclamation and mine shutdown reserves   52,141       67,518
Accrued postretirement and
 pension benefits                        10,771       15,594
Other liabilities                        46,227       45,693
Stockholders' equity                    105,969      114,397
                                       --------     --------
Total liabilities and
 stockholders' equity                  $256,648     $273,033
                                       ========     ========

The accompanying notes are an integral part of these financial statements.

                  FREEPORT-McMoRan SULPHUR INC.
              STATEMENTS OF OPERATIONS (Unaudited)

                          Three Months Ended   Six Months Ended
                              June 30,              June 30,
                          -----------------   ------------------
                            1998      1997      1998      1997
                          -------   -------   --------  --------
                         (In Thousands, Except Per Share Amounts)
Revenues                  $56,672   $54,355   $113,662  $107,750
Cost of sales:
Production and delivery    47,006    43,103     96,032    85,767
Depreciation and
 amortization              10,993     8,614     12,735    16,889
                          -------   -------   --------  --------
      Total cost of sales  57,999    51,717    108,767   102,656
General and
 administrative expenses    2,674     1,927      5,374     3,834
                          -------   -------   --------  --------
  Total costs and expenses 60,673    53,644    114,141   106,490
                          -------   -------   --------  --------
Operating  income (loss)   (4,001)      711       (479)    1,260
Other income, net             432         -        706        -
                          -------   -------   --------  --------
Net income (loss)
 before income taxes       (3,569)      711        227     1,260
Benefit (provision) for
 income taxes               1,235         -        (79)        -
                          -------   -------   --------  --------
Net income (loss)         $(2,334)  $   711   $    148  $  1,260
                          =======   =======   ========  ========

Net income (loss) per share of common stock:
  Basic                     $(.24)     $.07       $.01      $.12
  Diluted                   $(.24)     $.07       $.01      $.12

Average common shares outstanding:
  Basic                     9,780    10,347d     9,950    10,347d
  Diluted                   9,780    10,347d    10,031    10,347d

PRO FORMA DATA
Net income before income taxes
  reported above                    $   711              $ 1,260
Pro forma provision
 for income taxes                      (246)                (436)
                                    -------              -------
Pro forma net income                $   465              $   824
                                    =======              =======
Pro forma net income
 per share                             $.04                 $.08

Pro forma average
 shares outstanding                  10,347               10,347


The accompanying notes are an integral part of these financial statements.

                  FREEPORT-McMoRan SULPHUR INC.
               STATEMENTS OF CASH FLOW (Unaudited)

                                             Six Months
                                           Ended June 30,
                                        --------------------
                                         1998          1997
                                        -------      -------
                                            (In Thousands)
Cash flow from operating activities:
Net income                              $   148      $ 1,260
Adjustments to reconcile net income
  to net cash provided by
  operating activities:
  Depreciation and amortization          12,735       16,889
  Curtailment gain on Culberson pension and
    postretirement liabilities           (4,148)       -
  Reclamation and mine shutdown
    expenditures                         (3,505)      (4,822)
  Utilization of deferred tax asset          79        -
  Other                                    (307)        (880)
  (Increase) decrease in working capital:
    Accounts receivable                   8,937        2,005
    Inventories                          10,890          578
    Prepaid expenses and other           (1,338)       1,309
    Accounts payable and
     accrued liabilities                   (303)         (71)
                                        -------      -------
Net cash provided by
 operating activities                    23,188       16,268
                                        -------      -------

Cash flow from investing activities:
Capital expenditures                     (2,288)      (2,744)
Sale of assets                              141          891
                                        -------      -------
Net cash used in investing activities    (2,147)      (1,853)
                                        -------      -------

Cash flow from financing activities:
Net distributions to PLP                  -          (15,944)
Purchase of FSC common stock             (8,847)       -
Other                                       303        -
                                        -------      -------
Net cash used in financing activities    (8,544)     (15,944)
                                        -------      -------
Net increase (decrease) in cash
 and cash equivalents                    12,497       (1,529)
Cash and cash equivalents
 at beginning of year                    21,293        3,116
                                        -------      -------
Cash and cash equivalents
 at end of period                       $33,790      $ 1,587
                                        =======      =======


The accompanying notes are an integral part of these financial statements.

                  FREEPORT-McMoRan SULPHUR INC.
                  NOTES TO FINANCIAL STATEMENTS

1.  BACKGROUND AND BASIS OF PRESENTATION
Background. Freeport-McMoRan Sulphur Inc. (FSC) became an independent, publicly held company as of December 22, 1997, when Phosphate Resource Partners Limited Partnership (PLP), formerly Freeport-McMoRan Resource Partners, Limited Partnership, contributed to FSC its sulphur business, including its 58.3 percent interest in its Main Pass sulphur and oil operations (Main Pass), together with the 25.0 percent interest in Main Pass previously owned by IMC Global Inc. (IGL), a joint venture partner with PLP. PLP distributed 10,346,578 shares of FSC common stock pro rata to its unitholders (the Distribution) in connection with the merger of Freeport-McMoRan Inc. (FTX), the former administrative managing general partner and majority owner of PLP, into IGL (the Merger). FTX distributed the shares of FSC common stock that it received from PLP to FTX stockholders on a pro rata basis in connection with the Merger.

Basis of Presentation. FSC operated as an integral part of PLP prior to the Distribution. For periods prior to the Distribution, FSC's financial statements were prepared from the books and records of PLP. FSC's investment in the Main Pass joint venture is reflected using the proportionate consolidation method in accordance with standard industry practice. No interest expense was allocated to FSC as no interest costs were incurred in the past by FSC and no debt previously recorded by PLP was assumed by FSC. Intercompany balances between PLP and FSC related to various general and administrative and similar charges which were settled monthly. PLP is not a taxable entity and historically did not provide income taxes on the results of operations of FSC. Upon formation of FSC as a wholly owned taxable subsidiary of PLP prior to being spun-off to PLP unitholders, a deferred tax asset of $63.8 million was recognized in 1997 to reflect the excess of tax over book basis in the related assets. Unaudited pro forma income taxes for the second-quarter and six-month periods of 1997 are included in the statements of operations as if FSC were a separate taxable entity during those periods.

2.  NEW ACCOUNTING STANDARDS
In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128 (SFAS
128), "Earnings Per Share," which simplifies the computation of earnings per share. FSC adopted SFAS 128 in the fourth quarter of 1997.

     Basic net income per share of common stock for the 1998 periods was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Options to purchase approximately 741,000 shares of common stock at an average exercise price of $11.09 during the second quarter of 1998 were excluded from the calculation as anti-dilutive considering FSC's second-quarter loss. Dilutive stock options representing approximately 81,000 shares were included for the six-month 1998 period.

     Options to purchase 15,676 shares and 18,676 shares of common stock at average exercise prices of $13.81 per share and $13.77 per share, respectively, were outstanding during the second-quarter and six-month periods of 1998, respectively, but were not included in the computation of diluted net income per share of common stock. These options were excluded because their exercise prices were greater than the average market price of the common stock during the respective periods.

     Basic and diluted net income per share of common stock for the 1997 periods were calculated by dividing net income for the applicable period by the number of shares distributed on December 22, 1997 (10,346,578 shares). FSC had no options outstanding prior to the fourth quarter of 1997.

     In June 1998, the FASB issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted beginning as early as July 1, 1998.

FSC is currently assessing the impact that adoption of SFAS 133 would have on its current accounting for the financial contracts discussed below and on its financial statements, if any, and has not yet determined the timing or method of adoption of SFAS 133; however, it could impact earnings and other comprehensive income.

3.   FINANCIAL CONTRACTS
FSC has entered into financial contracts to manage certain risks resulting from fluctuations in the price of natural gas, which comprises a significant portion of its production costs, by creating offsetting exposures. FSC views all of its financial contracts as hedges for its future purchases of natural gas consumed in its operations. Gains or losses on the contracts are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FSC monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a financially strong counterparty.

4.   SUBSEQUENT EVENT
On August 3, 1998, McMoRan Oil & Gas Co. (MOXY) and FSC announced that they had signed a definitive agreement to combine their operations. In the proposed transaction, a new holding company, McMoRan Exploration Co. (McMoRan), would issue approximately 6.1 million McMoRan common shares in exchange for all of FSC's common shares and approximately 8.6 million McMoRan common shares in exchange for all of MOXY's common shares. FSC shareholders would receive 0.625 McMoRan shares for each common share of FSC outstanding and MOXY shareholders would receive 0.20 McMoRan shares for each common share of MOXY outstanding. Immediately following the transaction, McMoRan would have approximately 14.7 million common shares outstanding that would be owned approximately 58.5 percent by MOXY's existing common shareholders and approximately 41.5 percent by FSC's existing common shareholders. McMoRan's Board of Directors and executive management will include current members of the Board of Directors and executive management of both MOXY and FSC. The transaction would be tax-free with respect to both MOXY and FSC shareholders and will be reported on the basis of purchase accounting, reflecting MOXY as the acquiring entity. The completion of the merger transaction is subject to approval by MOXY and FSC shareholders and applicable regulatory approvals.

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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Sulphur Inc.:


    We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Sulphur Inc. (a Delaware corporation) as of June 30, 1998, and the related statements of operations for the three and six-month periods ended June 30, 1998 and 1997, and the statements of cash flow for the six-month periods ended June 30, 1998 and 1997 for Freeport-McMoRan Sulphur Inc. and its predecessor. These financial statements are the responsibility of the Company's management.

    We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion
regarding  the   financial  statements   taken  as   a  whole.
Accordingly, we do not express such an opinion.

    Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

    We have previously audited, in accordance with generally accepted auditing standards, the balance sheet of Freeport-McMoRan Sulphur Inc. as of December 31, 1997, and the related statements of operations, stockholders' equity and cash flow for the year then ended (not presented herein), and, in our report dated January 20, 1998, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1997, is fairly stated, in all material respects, in relation to the balance sheet from which it has been derived.


                                     ARTHUR ANDERSEN LLP


New Orleans, Louisiana
July 21, 1998 (except with
 respect to Note 4, as to
 which the date is August
 3, 1998)

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations.

OVERVIEW
As discussed in Note 1, Freeport-McMoRan Sulphur Inc. (FSC) became an independent, publicly held company as of December 22, 1997 and prior to that date operated as an integral part of Phosphate Resource Partners Limited Partnership (PLP). FSC's 1998 financial results reflect the operating results of the assets previously owned by PLP and the 25.0 percent interest in the Main Pass sulphur and oil joint venture (Main Pass) acquired from IMC Global Inc. (IGL). FSC's 1997 financial results reflect only the operating results of the assets previously owned by PLP.

     FSC's sulphur business consists of the sale of sulphur, the marketing of logistics services, and the operation of a sulphur mine and a logistics system consisting of sulphur transportation and terminaling assets. FSC's sulphur operations include the Main Pass mine located offshore Louisiana in the Gulf of Mexico, five sulphur terminals located across the Gulf Coast, and marine and rail transportation assets. The oil operations consist of FSC's interest in the Main Pass operations, where crude oil is produced in conjunction with FSC's sulphur mining operations.

     On June 30, 1998, FSC announced plans to permanently discontinue sulphur production at its Culberson sulphur mine because sulphur prices had fallen to a level at which it was no longer economically feasible to operate the mine. As a result, FSC recorded net charges totaling $6.0 million ($3.9 million to net income or $0.40 per share) in the second quarter of 1998, including charges of $9.5 million ($6.2 million to net income) to depreciation and amortization expense for a writedown of the Culberson mine assets and $0.6 million ($0.4 million to net income) to production costs for other closure-related costs, partially offset by a $4.1 million benefit ($2.7 million to net income) to production costs for a related reduction in pension and postretirement benefit liabilities. Production at the mine is expected to cease in August 1998. FSC will continue to meet its customers' sulphur requirements in the long term from production at its Main Pass mine and from third party purchases of recovered sulphur and, in the short term, by liquefying solid inventories held at its Port Sulphur, Louisiana terminal.

RESULTS OF OPERATIONS
Summary comparative results for the second-quarter and  six-month
periods   follow   (dollar    amounts   in   thousands,    except
realizations):

                             Second Quarter        Six Months
                            ----------------   --------------------
                            1998(a)  1997(b)    1998(a)    1997(b)
                            -------  -------   ---------  ---------
Revenues:
  Sulphur                   $50,887  $46,563   $ 101,680  $  91,422
  Oil                         5,785    7,792      11,982     16,328
                            -------  -------   ---------  ---------
    Total revenues          $56,672  $54,355   $ 113,662  $ 107,750
                            =======  =======   =========  =========
Operating income (loss):
  Sulphur                   $(6,463) $  (781)  $  (5,956) $  (2,965)
  Oil                         2,462    1,492       5,477      4,225
                            -------  -------   ---------  ---------
    Total operating
      income (loss)         $(4,001) $   711   $    (479) $   1,260
                            =======  =======   =========  =========

Sulphur sales (long tons)   844,200  738,900   1,678,000  1,476,900
Sulphur average realized
  price per long ton         $59.71   $61.23      $59.98     $60.29
Oil sales (barrels)         451,400  443,700     907,600    867,500
Oil average realized
  price per barrel           $12.21   $17.52      $12.88     $18.78

a. Includes net charges to sulphur operating income totaling $6.0 million for the Culberson mine shutdown.
b. Results for 1997 represent the operating results of the assets previously owned by PLP that were transferred to FSC on December 22, 1997. These results do not include the 25.0 percent interest in Main Pass previously owned by IGL prior to December 22, 1997 when it was contributed to FSC.

     Sulphur operations reported operating losses of $6.5 million in the second quarter of 1998 and $6.0 million in the six-month 1998 period compared with operating losses of $0.8 million for the 1997 quarter and $2.9 million for the 1997 six-month period. The 1998 periods include net charges of $6.0 million for the Culberson shutdown discussed above.

      Average sulphur realized prices for the 1998 periods were lower than the 1997 periods, while sulphur sales volumes rose because of FSC's additional 25.0 percent interest acquired from IGL and an increase in recovered sulphur purchases. FSC has a long-term supply contract with IMC-Agrico Company (a joint venture partnership between IGL and PLP) which extends as long as IMC-Agrico Company's operations have a requirement for sulphur. As a percentage of total FSC sulphur sales, sales to IMC-Agrico Company totaled 73 percent in the 1998 periods and 63 percent in the 1997 periods.

     Overall average sulphur unit production costs, excluding the $3.5 million net benefit related to the Culberson shutdown, were slightly higher in the 1998 periods primarily because of lower
production and higher  drilling costs  at Main  Pass.   Increased
drilling activity during the first half of 1998, coupled with increasing water levels, is expected to increase second-half 1998 production and improve unit costs for Main Pass sulphur operations. Culberson operations are expected to have a minimal impact on third-quarter 1998 net income as the facilities shut down.
Depreciation  and  amortization  expense  in  the  1998   periods
includes $9.5 million to  write  off  the  Culberson mine assets.
Unit  depreciation  rates  were   significantly  lower  in   1998
following a third-quarter 1997 write-down of asset values based on an impairment assessment of sulphur assets resulting in a $4.2
million  decrease  in  second-quarter  1998  depreciation   costs
compared with second-quarter 1997 and an $8.0 million decrease in the first six months of 1998 compared with the 1997 period.

     In April 1998, FSC entered into contracts to purchase 450,000 million british thermal units (mmbtu's) of natural gas per month (approximately 75 percent of FSC's expected Main Pass natural gas purchases)for $2.175 per mmbtu through December 1998. Pursuant to the terms of the contracts, the supplier has the option to put 450,000 mmbtu's per month to FSC at a price of $2.175 per mmbtu during 1999. As of June 30, 1998, these contracts had a fair value of approximately $0.9 million.

     Main Pass operating income from oil operations totaled $2.5 million in the second quarter of 1998 and $5.5 million for the six-month 1998 period compared with $1.5 million in the second quarter of 1997 and $4.2 million in the six-month 1997 period. Higher sales volumes in the 1998 periods reflect FSC's additional
25.0 percent interest acquired from IGL, partially offset by a natural production decline. Gross oil production averaged 6,900 barrels per day in the second quarter of 1998 and 9,700 barrels per day in the second quarter of 1997. The benefits of higher sales volumes were more than offset by an approximate 30 percent decline in average realized prices compared with the 1997 periods. Quarterly oil sales volumes are expected to decline as the reserves continue to deplete over a period expected to extend through the year 2002. Revised unit depreciation rates in 1998 resulted in a $2.6 million decrease in second-quarter 1998 depreciation expense compared with the 1997 quarter and a $4.9 million decrease in six-month 1998 depreciation expense compared with the 1997 six-month period. FSC's share of 1998 oil sales is expected to approximate 1.7 million barrels, compared with 1.6 million barrels in 1997.

     The original oil and gas lease holder of the oil reserves at Main Pass owns a royalty equal to 25 percent of revenues (less transportation costs) from oil production, limited to 50 percent of net profit, after 36 million barrels of oil have been produced at Main Pass. FSC exceeded 36 million barrels of cumulative oil production in June 1998 and, as a result, will now be required to pay royalties to the original lease holder at the rate of 50 percent of net profit from Main Pass oil production.

   General  and administrative expenses were  higher in the  1998 periods compared with the 1997 periods primarily because of FSC's increased interest in Main Pass and certain employee benefit costs.

OUTLOOK
In response to a weak sulphur market, FSC curtailed production at its Culberson mine in early 1998 and announced on June 30, 1998 that it planned to permanently cease operations at the mine. The closure of the Culberson mine is expected to improve near-term sulphur market fundamentals, and FSC is seeking an increase in third-quarter 1998 sulphur contract prices compared with prices realized in the first half of 1998, although the major sulphur consumers are strongly resisting any price increase. Negotiations are currently ongoing and no assurance can given that a price increase will be realized.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities totaled $23.2 million for the first six months of 1998, compared with $16.3 million for the first six months of 1997. A reduction in sulphur inventories was the primary reason for higher net cash provided by operating activities in the 1998 period compared with the 1997 period.

     Capital expenditures, which primarily relate to maintaining current levels of production, totaled $2.3 million for the six-month 1998 period and $2.7 million for the six-month 1997 period.
Capital  expenditures   for   1998   are   expected   to   total
approximately $6.0 million, slightly higher than for 1997 because of the addition of IGL's former 25.0 percent interest and additional drilling activities scheduled in 1998 to maintain required levels of water treatment capacity for sulphur mining operations at Main Pass.

     In May 1998 FSC's Board of Directors expanded the open market share purchase program from a total of 1.0 million shares of its common stock to up to 1.6 million shares. The timing of the purchases is dependent upon many factors, including the price of FSC's common stock, FSC's operating results, cash flows and financial position, and general economic and market conditions. FSC purchased 125,700 shares in the second quarter of 1998 for $1.8 million (an average of $14.09 per share). Through June 30, 1998, FSC has purchased 646,100 shares for $8.8 million (an average of $13.69 per share) under its share purchase program.

     Based on current projections, management believes that FSC will generate sufficient cash flow from operations to fund its ongoing working capital requirements, reclamation costs and projected capital expenditures for the foreseeable future. Additionally, in December 1997 FSC established a $100 million revolving credit facility to further enhance its liquidity and financial flexibility. No amounts were outstanding under this facility as of July 21, 1998. As of June 30, 1998, FSC held cash balances totaling $33.8 million which are available to fund working capital requirements, reclamation costs, projected capital expenditures and other growth opportunities which FSC may pursue in the future.

     On August 3, 1998, FSC and McMoRan Oil & Gas Co. (MOXY) announced they had signed a definitive agreement to combine their
operations (see Note 4).   FSC's  merger with MOXY is expected to
be completed during the fourth quarter of 1998, subject to approval by shareholders of FSC and MOXY and applicable regulatory agencies.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, including without limitation, FSC's reserve expectations, operating costs, demand for sulphur, the availability of financing, the ability to satisfy future cash obligations and environmental costs. Important factors that may cause future results to differ from these projections include the reliance on IMC-Agrico Company as a continuing customer, the seasonality and volatility of sulphur markets, competition and environmental issues as described in more detail under the heading "Cautionary Statements" in FSC's Form 10-K for the year ended December 31, 1997.

                      --------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.


     (a)  The Annual Meeting of Stockholders of  Freeport-McMoRan
Sulphur Inc.  (FSC)  was  held  on May    12,  1998  (the  Annual
Meeting).   Proxies were  solicited  pursuant to  Regulation  14A
under the Securities Exchange Act of 1934, as amended.

     (b) At the Annual Meeting, J. Terrell Brown and Rene L. Latiolais were elected to serve until the 2001 annual meeting of stockholders. In addition to the directors elected at the Annual Meeting, the terms of the following directors continued after the Annual Meeting: Richard C. Adkerson, Thomas D. Clark, Jr., James
R. Moffett, B.M. Rankin, Jr. and Robert M. Wohleber.

     (c)  At the  Annual  Meeting,  holders of  shares  of  FSC's
Common Stock elected two directors with the number of votes cast for or withheld from each nominee as follows:

Name                  For                 Withheld
-----------------     ---------           --------
J. Terrell Brown      8,963,452           143,211
Rene L. Latiolais     8,972,767           133,896

With respect to the election of directors, there were no abstentions or broker non-votes.

     At the Annual Meeting, the stockholders also voted on and approved a proposal to ratify the appointment of Arthur Andersen LLP to act as the independent public accountants to audit the financial statements of FSC and its subsidiaries for the year 1998. Holders of 9,014,582 shares voted for, holders of 59,035 shares voted against and holders of 33,046 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

     At the Annual Meeting, the stockholders also voted on and approved FSC's 1997 Stock Option Plan. Holders of 8,216,237 shares voted for, holders of 768,508 shares voted against and holders of 121,918 shares abstained from voting on, such proposal. There were no broker non-votes with respect to such proposal.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The exhibits  to this  report  are listed  in  the
               Exhibit Index beginning on Page E-1 hereof.
          (b)  During the quarter for which this report is filed,
               the registrant filed one Current Report on Form 8-K dated June 30, 1998 reporting information under
               Item 5.

                            SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FREEPORT-McMoRan SULPHUR INC.


                         By:/s/C. Donald Whitmire, Jr.
                            ------------------------------
                             C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and
                             Principal Accounting Officer)

Date:  August 11, 1998

                         Freeport-McMoRan Sulphur Inc.
                               EXHIBIT INDEX



Number                       Description
------     ------------------------------------------------------
  2.1 Contribution and Distribution Agreement by and among Freeport-McMoRan Inc. (the Company), Freeport-McMoRan Inc.
           (FTX) and Freeport-McMoRan Resource Partners, Limited Partnership (FRP), dated as of August 26, 1997(1)

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
           1988(1)

  10.4     Joint  Operating  Agreement by  and  between  FRP,  IMC-
           Fertilizer, Inc. and  Felmont Oil      Corporation,  dated
           June 5, 1990(1)

  10.5 Joint Operating Agreement by and between FRP, IMC-Fertilizer, Inc. and Felmont Oil Corporation, dated May 1, 1988(1)

  10.6     Agreement  to Coordinate  Operating Agreements  by  and
           between FRP, IMC-Fertilizer and   Felmont Oil Corporation,
           dated May 1, 1988(1)

  10.7     Asset Purchase  Agreement  between FRP  and  Pennzoil
           Company dated as of October  22, 1994 (the Asset  Purchase
           Agreement)(1)

  10.8 Amendment No. 1 to the Asset Purchase Agreement dated as of January 3, 1995(1)

  10.9 Agreement for Sulphur Supply, as amended, dated as of July 1, 1993 among FRP, IMC Fertilizerand IMC-Agrico Company (the Sulphur Supply Agreement)(1)(4)

  10.10    Side  letter  with IGL  regarding  the  Sulphur  Supply
           Agreement(1)

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

  10.16    1997 Stock Option Plan for Non-Employee Directors(1)

  10.17    Company Adjusted Stock Award Plan(1)

  10.18    Freeport Sulphur 1997 Stock Option Plan(1)

  10.19 Letter Agreement dated December 22, 1997 between FMS and Rene L. Latiolais(2)

  15.1 Letter dated July 21, 1998 from Arthur Andersen LLP regarding unaudited interim financial statements.

  27.1     Financial Data Schedule

----------------------
(1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-40375) filed with the Securities and Exchange Commission on November 17, 1997.
(2) Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1997.
(3) Incorporated by reference from the Company's Current Report on Form 8-K dated December 16, 1997.
(4) Portions of this Exhibit have been omitted pursuant to a confidentiality request filed with the Securities and Exchange Commission in connection with the filing of the Registration Statement on Form S-1.