Form 10-Q
period 1998-09-30
FREEPORT MCMORAN SULPHUR INC
filed 1998-11-12
CIK 1046204

SECURITIES AND EXCHANGE COMMISSION
                     Washington,  D.C. 20549

                            FORM 10-Q

     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

            For the Quarter Ended September 30, 1998



                 Commission File Number: 1-13617



                  Freeport-McMoRan Sulphur Inc.



   Incorporated in Delaware              72-1392855
                              (IRS Employer Identification No.)


       1615 Poydras Street, New Orleans, Louisiana  70112


 Registrant's telephone number, including area code: (504) 582-4000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


On  September  30,  1998,  there  were  issued  and   outstanding
8,790,646 shares  of the  registrant's  Common Stock,  par  value
$0.01 per share.




                  FREEPORT-McMoRan SULPHUR INC.

                        TABLE OF CONTENTS
                                                            Page
 Part I.  Financial Information

   Financial Statements:

      Condensed Balance Sheets                               3

      Statements of Operations                               4

      Statements of Cash Flow                                5

      Notes to Financial Statements                          6

   Remarks                                                   7

   Report of Independent Public Accountants                  8

   Management's  Discussion  and  Analysis  of
      Financial Condition
      and Results of Operations                              9

 Part II.  Other Information                                 14

 Signature                                                   15

 Exhibit Index                                              E-1

                  FREEPORT-McMoRan SULPHUR INC.
                 PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.


                       FREEPORT-McMoRan SULPHUR INC.
                   CONDENSED BALANCE SHEETS (Unaudited)

                                         September 30,  December 31,
                                             1998          1997
                                         ------------   -----------
                                               (In Thousands)
ASSETS
Current assets:
Cash and cash equivalents                   $ 26,112     $ 21,293
Accounts receivable                           20,943       33,739
Inventories                                   18,008       34,421
Prepaid expenses and other                     9,863        5,982
                                            --------     --------
      Total current assets                    74,926       95,435
Property, plant and equipment, net           102,567      109,833
Deferred tax asset                            53,604       56,757
Other assets                                  13,384       11,008
                                            --------     --------
Total assets                                $244,481     $273,033
                                            ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable and accrued liabilities    $ 25,447     $ 25,175
Current portion of reclamation
  and mine shutdown reserves                  16,193        4,656
                                            --------     --------
      Total current liabilities               41,640       29,831
Reclamation and mine shutdown reserves        48,934       67,518
Accrued postretirement and pension benefits   10,553       15,594
Other liabilities                             46,175       45,693
Stockholders' equity                          97,179      114,397
                                            --------     --------
Total liabilities and stockholders' equity  $244,481     $273,033
                                            ========     ========

The accompanying notes are an integral part of these financial statements.

                       FREEPORT-McMoRan SULPHUR INC.
                   STATEMENTS OF OPERATIONS (Unaudited)

                                   Three Months Ended    Nine Months Ended
                                      September 30,        September 30,
                                   ------------------   ------------------
                                     1998      1997       1998      1997
                                   -------- ---------   -------- ---------
                                   (In Thousands, Except Per Share Amounts)
Revenues                            $50,869 $  50,554   $164,531 $ 158,304
Cost of sales:
Production and delivery              46,594    40,561    142,626   126,328
Depreciation and amortization         1,147   434,750     13,882   451,639
                                    ------- ---------   -------- ---------
      Total cost of sales            47,741   475,311    156,508   577,967
General and administrative expenses   2,605     1,674      7,979     5,508
                                    ------- ---------   -------- ---------
Total costs and expenses             50,346   476,985    164,487   583,475
                                    ------- ---------   -------- ---------
Operating  income (loss)                523  (426,431)        44  (425,171)
Other income, net                       404       -        1,110       -
                                    ------- ---------   -------- ---------
Net income (loss)
  before income taxes                   927  (426,431)     1,154  (425,171)

Provision for income taxes             (320)      -         (399)      -
                                    ------- ---------   -------- ---------
Net income (loss)                   $   607 $(426,431)  $    755 $(425,171)
                                    ======= =========   ======== =========
Net income (loss) per share of common stock:
  Basic                               $0.07   $(41.21)     $0.08   $(41.09)
  Diluted                             $0.06   $(41.21)     $0.08   $(41.09)
Average common shares outstanding:
  Basic                               9,336    10,347      9,746    10,347
  Diluted                             9,367    10,347      9,802    10,347
PRO FORMA DATA
Net loss before income taxes
  reported above                            $(426,431)           $(425,171)
Pro forma benefit for income taxes            156,049              155,613
                                            ---------            ---------
Pro forma net loss                          $(270,382)           $(269,558)
                                            =========            =========

Pro forma net loss per share                  $(26.13)             $(26.05)
Pro forma average shares outstanding           10,347               10,347

The accompanying notes are an integral part of these financial statements.

                       FREEPORT-McMoRan SULPHUR INC.
                    STATEMENTS OF CASH FLOW (Unaudited)

                                                  Nine Months
                                              Ended September 30,
                                             --------------------
                                              1998        1997
                                             -------    ---------
                                                  (In Thousands)
Cash flow from operating activities:
Net income (loss)                            $   755    $(425,171)
Adjustments to reconcile net income
  (loss) to net cash provided by
  operating activities:
  Depreciation and amortization               13,882      451,639
  Curtailment gain on Culberson pension and
    postretirement liabilities                (4,148)       -
  Reclamation and mine shutdown expenditures  (6,801)     (15,188)
  Utilization of deferred tax asset              399        -
  Other                                       (3,434)      (2,266)
  (Increase) decrease in working capital:
    Accounts receivable                       12,871       14,671
    Inventories                               16,413       (3,262)
    Prepaid expenses and other                (1,126)        (111)
    Accounts payable and accrued liabilities    (260)         522
                                             -------    ---------
Net cash provided by operating activities     28,551       20,834
                                             -------    ---------
Cash flow from investing activities:
Capital expenditures                          (5,730)      (2,989)
Sale of assets                                   233          890
                                             -------    ---------
Net cash used in investing activities         (5,497)      (2,099)
                                             -------    ---------
Cash flow from financing activities:
Net distributions to PLP                       -          (19,279)
Purchase of FSC common stock                 (18,271)       -
Other                                             36        -
                                             -------    ---------
Net cash used in financing activities        (18,235)     (19,279)
Net increase (decrease) in cash and
  cash equivalents                             4,819         (544)
Cash and cash equivalents at
  beginning of year                           21,293        3,116
                                             -------    ---------
Cash and cash equivalents at end of period   $26,112    $   2,572
                                             =======    =========

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

Basis of Presentation. FSC operated as an integral part of PLP prior to the Distribution. For periods prior to the Distribution, FSC's financial statements were prepared from the books and records of PLP. FSC's investment in the Main Pass joint venture is reflected using the proportionate consolidation method in accordance with standard industry practice. No interest expense was allocated to FSC as no interest costs were incurred in the past by FSC and no debt previously recorded by PLP was assumed by FSC. Intercompany balances between PLP and FSC related to various general and administrative and similar charges which were settled monthly. PLP is not a taxable entity and historically did not provide income taxes on the results of operations of FSC. Upon formation of FSC as a wholly owned taxable subsidiary of PLP prior to being spun-off to PLP unitholders, a deferred tax asset of $63.8 million was recognized in 1997 to reflect the excess of tax over book basis in the related assets. Unaudited pro forma income taxes for the third-quarter and nine-month periods of 1997 are included in the statements of operations as if FSC were a separate taxable entity during those periods.

2.  MERGER WITH McMoRan OIL & GAS CO.
On August 3, 1998, McMoRan Oil & Gas Co. (MOXY) and FSC announced that they had signed a definitive agreement to combine their operations. In the proposed transaction, a new holding company, McMoRan Exploration Co. (MMR), would issue approximately 5.5 million MMR common shares in exchange for all of FSC's common shares and approximately 8.6 million MMR common shares in exchange for all of MOXY's common shares. FSC shareholders would receive 0.625 MMR shares for each common share of FSC outstanding and MOXY shareholders would receive 0.20 MMR shares for each common share of MOXY outstanding. Immediately following the transaction, MMR would have approximately 14.1 million common shares outstanding that would be owned approximately 61 percent by MOXY's existing common shareholders and approximately 39 percent by FSC's existing common shareholders. MMR's Board of Directors and executive management will include current members of the Board of Directors and executive management of both MOXY and FSC. The transaction would be tax-free with respect to both MOXY and FSC shareholders and will be reported on the basis of purchase accounting, reflecting MOXY as the acquiring entity. The completion of the transaction is subject to approval by MOXY and FSC shareholders of record on October 2, 1998 at special shareholder meetings scheduled for November 17, 1998.

3.  EARNINGS PER SHARE
FSC adopted Statement of Financial Accounting Standards No. 128 (SFAS 128), "Earnings Per Share," in the fourth quarter of 1997 and has restated prior periods' earnings per share (EPS) data as required by SFAS 128. Basic net income per share of common stock for the 1998 periods was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the periods. Diluted net income per share of common stock was calculated by dividing net income applicable to common stock by the weighted-average number of common shares outstanding during the period plus the net effect of dilutive stock options. Dilutive stock options represented approximately 31,000 shares in the third quarter of 1998 and approximately 56,000 shares in the nine-month 1998 period.

    Options to purchase approximately 608,400 shares and 221,000 shares of common stock at average exercise prices of $12.10 per share and $13.13 per share, respectively, were outstanding during the third-quarter and nine-month periods of 1998, respectively, but were not included in the computation of diluted net income per share of common stock. These options were excluded because their exercise prices were greater than the average market price of the common stock during the respective periods.

    Basic and diluted net income per share of common stock for the 1997 periods were calculated by dividing net income for the applicable period by the number of shares distributed on December 22, 1997 (10,346,578 shares). FSC had no options outstanding prior to December 23, 1997.

4.  FINANCIAL CONTRACTS
FSC has entered into financial contracts to manage certain risks resulting from fluctuations in the price of natural gas, which comprises a significant portion of its production costs, by creating offsetting exposures. FSC views all of its financial contracts as hedges for its future purchases of natural gas consumed in its operations. Gains or losses on the contracts are recognized with the hedged transaction. Also, gains or losses are recognized if the hedged transaction is no longer expected to occur or if deferral criteria are not met. FSC monitors its credit risk on an ongoing basis and considers this risk to be minimal because its contracts are with a financially strong counterparty.

    In  June  1998,  the  Financial  Accounting  Standards  Board
issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activity," which establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. SFAS 133 is effective for fiscal years beginning after June 15, 1999 with earlier application permitted. FSC is currently assessing the impact that adoption of SFAS 133 would have on its current accounting for its financial contracts and other derivative instruments, and has not yet determined the timing or method of adoption of SFAS 133.


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

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of
Freeport-McMoRan Sulphur Inc.:


    We have reviewed the accompanying condensed balance sheet of Freeport-McMoRan Sulphur Inc. (a Delaware corporation) as of September 30, 1998, and the related statements of operations for the three and nine-month periods ended September 30, 1998 and 1997, and the statements of cash flow for the nine-month periods ended September 30, 1998 and 1997 for Freeport-McMoRan Sulphur Inc. and its predecessor. These financial statements are the responsibility of the Company's management.

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


New Orleans, Louisiana
October 20, 1998

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

RECENT DEVELOPMENTS
Sulphur production at Main Pass averaged 3,800 long tons per day and 4,200 long tons per day for the three and nine-month periods ended September 30, 1998, respectively, compared with 5,200 long tons per day for the year ended December 31, 1997. In an effort to replace sulphur production because of poor well performance and wells lost as a result of Hurricane Georges, as discussed below, and restore production to optimum levels given the curtailment at the Culberson mine, FSC has increased drilling activities during 1998 and plans to continue efforts to increase Main Pass production in 1999.

     In late September 1998, FSC shut down all Main Pass drilling and production operations in accordance with standard safety procedures in response to significant adverse weather conditions caused by Hurricane Georges. After three days of shutdown, FSC restarted production, which involved re-heating the portion of the sulphur deposit being produced prior to the shutdown. Nine previously producing sulphur wells will require re-drilling. As a result, production levels will decrease and unit production costs will increase for the fourth quarter of 1998 and possibly the first half of 1999 compared with the first nine months of 1998. At the end of October 1998 Main Pass production totaled approximately 2,400 long tons per day.

     In addition to its two sulphur drilling rigs at Main Pass, FSC has contracted a third-party drilling rig to help restore
production to optimum levels.  In  the interim,  FSC  will   meet
customer  requirements   from  available   Main  Pass production,
inventories,   increased   purchases   of recovered  sulphur  and
extending  production  of  the  Culberson mine  until  its  final
shutdown.   In response to  a weak  sulphur market, FSC curtailed
production at its Culberson mine in early 1998 and announced on June 30, 1998 that it planned to permanently cease operations at the mine during the third quarter of 1998. However, as a result of decreased production at Main Pass, FSC now expects to operate Culberson at reduced rates through at least the fourth quarter of 1998.

     FSC has been seeking an increase in sulphur contract prices compared with market prices in the first nine months of 1998, and contract prices have generally settled at a $3.00 per ton increase for the fourth quarter of 1998. Approximately 50 percent of FSC's fourth-quarter sulphur sales will benefit from the price increase, with full benefit for the price increase expected to be realized in the first quarter of 1999.

     In August  1998,  FSC  and McMoRan  Oil  &  Gas  Co.  (MOXY)
announced that they had signed a definitive agreement to  combine
their operations.   For  further discussion  see  Note 2  to  the
financial statements.

     In 1973, the United States government made a finding under the U.S. Antidumping Act of 1921 (the "Antidumping Act") that certain Canadian producers of elemental sulphur were dumping
sulphur   into  the   U.S.  sulphur  market  in violation of  the
Antidumping   Act  and  imposed   certain  limitations  on  those
producers. In the intervening period, many of the Canadian producers that were originally subject to this finding established that they were no longer selling sulphur in violation of the Antidumping Act and had the application of the finding revoked
as  to them.   Under  a recent change  in  law,  all  antidumping
findings (including the 1973 finding) are now subject to a regular five-year "sunset review." The U.S. International Trade Commission (the "ITC") is currently reviewing the 1973 finding and, on November 5, 1998, voted to expedite its review, which will be completed by the end of 1998, unless extended. FSC has filed an opposition to revocation of the 1973 finding, detailing the potential adverse impact that FSC believes would result if the finding were revoked. If the ITC were to revoke the 1973 finding, which FSC does not expect, Canadian sulphur exporters could be subjected to a future finding and imposition of penalties under the Antidumping Act if they resumed dumping sulphur into the U.S. market. No assurance can be given, however, as to the outcome of the current or any future ITC proceeding.

RESULTS OF OPERATIONS
Summary comparative results for the third-quarter and  nine-month
periods   follow   (dollar    amounts   in   thousands,    except
realizations):

                               Third Quarter            Nine Months
                            -------------------   ----------------------
                             1998      1997(a)      1998        1997(a)
                            -------   ---------   ---------    ---------
Revenues:
  Sulphur                   $47,371     $43,906   $ 149,051    $ 135,328
  Oil                         3,498       6,648      15,480       22,976
                            -------     -------   ---------    ---------
    Total revenues          $50,869     $50,554   $ 164,531    $ 158,304
                            =======     =======   =========    =========
Operating income (loss):
  Sulphur                    $ (340)  $(426,187)b $  (6,296)c  $(429,152)b
  Oil                           863        (244)      6,340        3,981
                             ------   ---------   ---------    ---------
    Total operating income
     (loss)                  $  523   $(426,431)  $      44    $(425,171)
                             ======   =========   =========    =========

Sulphur sales (long tons)   782,000     690,100   2,460,000    2,167,000
Sulphur average realized
 price per long ton          $59.92      $61.75      $59.96       $60.75
Oil sales (barrels)         315,100     380,100   1,222,700    1,247,600
Oil average realized
 price per barrel            $11.04      $17.44      $12.40       $18.37

a. Results for 1997 represent the operating results of the assets previously owned by PLP that were transferred to FSC on
   December  22, 1997.   These  results do  not include  the  25.0
   percent interest in Main Pass previously owned by IGL prior to December 22, 1997 when it was contributed to FSC.
b. Includes charges totaling $425.4 million for impairment of sulphur assets.
c. Includes net charges totaling $6.0 million for the Culberson mine shutdown.

Sulphur. Sulphur operations reported operating losses of $0.3 million in the third quarter of 1998 and $6.3 million in the nine-month 1998 period compared with operating losses of $426.2 million for the 1997 quarter and $429.2 million for the 1997 nine-month period. The 1998 nine-month period includes net charges of $6.0 million for the Culberson shutdown discussed above and the 1997 periods include charges totaling $425.4 million for impairment of sulphur assets.

     Average realized sulphur  prices for the  1998 periods  were lower than the 1997 periods, while sulphur sales volumes rose because of FSC's additional 25.0 percent interest acquired from IGL and an increase in recovered sulphur purchases partially offset by lower production at the Culberson mine. FSC has a long-term supply contract with IMC-Agrico Company (a joint venture partnership between IGL and PLP), which extends as long as IMC-Agrico Company's operations have a requirement for sulphur. As a percentage of total FSC sulphur sales, sales to IMC-Agrico Company totaled 72 percent in the 1998 periods, 68 percent in the 1997 third quarter and 64 percent in the 1997 nine-month period.

     Overall average sulphur unit production costs, excluding a $3.5 million net benefit in the second quarter of 1998 related to the Culberson shutdown, were higher in the 1998 periods primarily because of lower production and higher drilling costs at Main Pass caused by poor well performance and Hurricane Georges in the Gulf of Mexico. Depreciation and amortization expense in the 1998 nine-month period includes $9.5 million to write off the Culberson mine assets, while the 1997 periods include charges for impairment of sulphur assets. Unit depreciation rates are significantly lower in 1998 following the third-quarter 1997 impairment. Excluding the write off of Culberson assets and the impairment, depreciation and amortization expense was $4.9 million lower in the third quarter of 1998 compared with the third quarter of 1997 and $13.6 million lower in the first nine months of 1998 compared with the 1997 period.

     In April 1998, FSC entered into contracts to purchase 450,000 million british thermal units (mmbtu's) of natural gas per month (approximately 75 percent of FSC's expected Main Pass natural gas purchases) for $2.175 per mmbtu through December 1998. Pursuant to the terms of the contracts, the supplier has the option to put 450,000 mmbtu's per month to FSC at a price of $2.175 per mmbtu during 1999. As of September 30, 1998, these contracts had a fair value of approximately $0.1 million.

Oil. Main Pass operating income (loss) from oil operations totaled $0.9 million in the third quarter of 1998 and $6.3 million for the nine-month 1998 period, compared with $(0.2) million in the third quarter of 1997 and $4.0 million in the nine-month 1997 period. Lower sales volumes in the 1998 periods reflect a natural production decline, the effects of recent storms in the Gulf of Mexico and the new royalty discussed below, partially offset by FSC's additional 25.0 percent interest acquired from IGL. Gross oil production averaged 6,000 barrels per day in the third quarter of 1998 and 8,500 barrels per day in the third quarter of 1997. A 37 percent decline in third-quarter 1998 average realized prices compared with third-quarter 1997 and a 32 percent decline in average realized prices for the nine-month 1998 period compared with the 1997 period were the primary reasons for 47 percent and 33 percent declines, respectively, in 1998 revenues compared with the year-ago periods. Quarterly oil sales volumes are expected to continue to decline as the reserves continue to deplete over a period expected to extend through the year 2002. FSC's share of 1998 oil sales is expected to approximate 1.6 million barrels, consistent with 1997. Revised unit depreciation rates in 1998 resulted in a $3.3 million decrease in third-quarter 1998 depreciation expense compared with the 1997 quarter and an $8.2 million decrease in nine-month 1998 depreciation expense compared with the 1997 nine-month period.

     The original oil and gas lease holder of the oil reserves at Main Pass owns a royalty equal to 25 percent of revenues (less transportation costs) from oil production, limited to 50 percent of net operating revenue, after 36 million barrels of oil have been produced at Main Pass. FSC exceeded 36 million barrels of cumulative oil production in June 1998 and, as a result, is now required to pay royalties to the original lease holder at the rate of 50 percent of net operating revenue from Main Pass oil production.

     General and administrative expenses were higher in the  1998 periods compared with the 1997 periods primarily because of FSC's increased interest in Main Pass and certain employee benefit costs.

CAPITAL RESOURCES AND LIQUIDITY
Net cash provided by operating activities totaled $28.6 million for the first nine months of 1998, compared with $20.8 million for the first nine months of 1997. A reduction in sulphur inventories and lower reclamation and mine shutdown expenditures in 1998 were the primary reasons for higher net cash provided by operating activities in the 1998 period compared with the 1997 period.

     Capital expenditures, which primarily relate to maintaining current levels of production, totaled $5.7 million for the nine-month 1998 period and $3.0 million for the nine-month 1997 period. Capital expenditures for the fourth quarter of 1998 are expected to total approximately $5.5 million, primarily for additional drilling activities to replace those wells no longer producing after Hurricane Georges.

     As part of its open market share purchase program, in the third quarter of 1998 FSC purchased 953,900 shares of its common stock for $9.4 million, an average of $9.88 per share. As of September 10, 1998, FSC had completed its open market share purchase program acquiring 1.6 million shares of its common stock for $18.3 million, an average of $11.42 per share.

     Based on current projections, management believes that FSC will generate sufficient cash flow from operations to fund its ongoing working capital requirements, reclamation costs and projected capital expenditures for the foreseeable future. Additionally, in December 1997 FSC established a $100 million revolving credit facility to further enhance its liquidity and financial flexibility. No amounts were outstanding under this facility as of October 19, 1998. FSC's proposed merger with MOXY will not have any impact on FSC's availability under this facility. As of September 30, 1998, FSC held cash balances totaling $26.1 million which are available to fund working capital requirements, reclamation costs, projected capital expenditures and other growth opportunities that FSC may pursue in the future.

IMPACT OF YEAR 2000 COMPLIANCE
The Year 2000 (Y2K) issue is the result of computerized systems being written to store and process the year portion of dates using two digits rather than four. Date-aware systems (i.e., any system or component that performs calculations, comparisons, sequencing, or other operations involving dates) may fail or produce erroneous results on or before January 1, 2000 because the year 2000 will be interpreted as the year 1900.


FSC's State of  Readiness. FSC  has been pursuing  a strategy  to ensure all its significant computer systems and computer controlled plant and equipment will be able to process dates from and after January 1, 2000, including leap years, without critical systems failure (Y2K Compliance or Y2K Compliant). Computerized systems are integral to the operations of FSC, particularly for plant and equipment process control at the Main Pass mine. Certain computerized business systems and related services are provided by FM Services Company (FMS), which is responsible for ensuring Y2K Compliance for the systems it manages. FMS has separately prepared a plan for its Y2K Compliance. Progress of the Y2K plan is being monitored by FSC executive management and reported to the Audit Committee of the FSC Board of Directors. In addition, the independent accounting firm functioning as FSC's internal auditors is assisting management in monitoring the progress of the Y2K plan. FSC believes all critical components of the plan are on schedule for completion by the end of the second quarter of 1999.

     The majority of computerized date-sensitive hardware and software components used by FSC or FMS are covered by maintenance contracts with the vendors who originally implemented them. Almost all of these vendors have already been contacted regarding Y2K Compliance of their products. Where necessary, software modifications to ensure compliance will be provided by the appropriate vendors under their maintenance contracts.

Information Technology (IT) Systems - The bulk of FSC business systems have been determined to be Y2K Compliant, with modification and testing work completed earlier in 1998. The major remaining FSC system that is currently not fully Y2K Compliant is its accounting system. By the end of 1998, FMS will install, for an affiliated entity, a Y2K Compliant version of the same accounting system used by FSC. This will allow any installation issues to be identified and rectified prior to installation of this system at FSC in the second quarter of 1999. FMS also provides payroll and cash disbursements processing for FSC. FMS has implemented the Y2K version of the payroll interface software and will conduct Y2K Compliance testing of third party-provided payroll services in early 1999. FMS will also conduct Y2K testing of the interfaces to its primary bank and bank-provided computerized disbursement services in early 1999 after the bank has completed its internal Y2K Compliance work.

Non-IT Systems - With the exception of the Main Pass production facilities, FSC is not heavily reliant on computerized process control systems. FSC has contracted with a third party to conduct a Y2K Compliance review for the Main Pass process control system. This work will be completed in the fourth quarter of 1998. Based on the company's own internal review, FSC does not believe that any significant problems will be detected. However, the results of this third-party review will be used to determine the need, if any, for subsequent efforts to address compliance problems.

Third Party Risks - FSC computer systems are not widely integrated with the systems of its suppliers or customers. The primary potential Y2K risk attributable to third parties would be from a disruption of FSC operations due to a failure by a supplier to meet its contractual obligations for services and/or materials (rather than a failure associated with integrated computer systems). Every FSC supplier has been contacted regarding Y2K Compliance, and effective August 1, 1998, Y2K Compliance requirements have been included in all FSC purchasing contracts. An assessment of Y2K third-party risk is scheduled for completion in the fourth quarter of 1998. Based on preliminary work performed to date, FSC does not believe overall risk from third parties is significant.

The Costs to Address FSC's Y2K Issues. Expenditures for the necessary modifications required during 1998 and 1999 will largely be funded by routine software and hardware maintenance fees paid by FSC or FMS to the related software providers. Based on current information, FSC believes that the cost of Y2K Compliance will not be material and will be provided for through its normal operating and capital budgets. If the software modifications and conversions referred to above are not made, or are delayed, the Y2K issue could have a material impact on FSC operations. Additionally, current cost estimates are based on management's best estimates, which are derived using numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. There also can be no assurance that the systems of other companies will be converted on a timely basis or that failure to convert will not have a material adverse effect on FSC.

The Risks of FSC's Y2K Issues. The Y2K risk that could have the largest potential business impact on FSC would probably be a short-term shutdown of Main Pass operations caused by a disruption of key materials from suppliers, especially natural gas. FSC is addressing this potential risk with its natural gas supplier and pipeline company and expects to have a definitive assessment of this risk in the fourth quarter of 1998.

FSC's Contingency Plans. Companies, including FSC, cannot make Y2K Compliance certifications because the ability of any organization's systems to operate reliably after midnight on December 31, 1999 is dependent upon factors that may be outside the control of, or unknown to, the organization. In Securities and Exchange Commission (SEC) Staff Legal Bulletin No. 5, the SEC stated that "it is not, and will not, be possible for any single entity or collective enterprise to represent that it has achieved complete Year 2000 Compliance and thus to guarantee its remediation efforts. The problem is simply too complex for such a claim to have legitimacy. Efforts to solve Year 2000 problems are best described as 'risk mitigation'."

     Although FSC believes the likelihood of any or all of the above risks occurring to be low, specific contingency plans are being developed to address certain risk areas. The schedule for contingency plan development has a projected completion date of March 1999. While there can be no assurances that FSC will not be materially adversely affected by Y2K problems, it is committed to ensuring that it is fully Y2K ready and believes its plans adequately address the above-mentioned risks.

CAUTIONARY STATEMENT
Management's discussion and analysis of financial condition and results of operations contains forward-looking statements, including without limitation, FSC's reserve expectations, operating costs, the availability of financing, Y2K Compliance, the ability to satisfy future cash obligations and environmental costs. Important factors that may cause future results to differ from these projections include the reliance on IMC-Agrico Company as a continuing customer, the seasonality and volatility of sulphur markets, competition and environmental issues as described in more detail under the heading "Cautionary
Statements" in FSC's  Form 10-K  for  the year ended December 31,
1997.

                     --------------------
The results of operations reported and summarized above are not necessarily indicative of future operating results.

PART II.   OTHER INFORMATION


Item 1.  Legal Proceedings.

Daniel W. Krasner vs. James R. Moffett; Rene L. Latiolais; C. Donald Whitmire, Jr.; J. Terrell Brown; Thomas D. Clark, Jr.; B.M. Rankin, Jr.; Richard C. Adkerson; Robert M. Wohleber; Freeport-McMoRan Sulphur Inc. and McMoRan Oil & Gas Co., Civ. Act. No. 16729-NC (Del. Ch. Filed Oct. 22, 1998).

On October 22, 1998, one Freeport-McMoRan Sulphur Inc. (FSC) stockholder filed a purported class action lawsuit in Delaware alleging that FSC's directors breached their fiduciary duty to FSC stockholders by signing the agreement to merge with McMoRan Oil & Gas Co. ("MOXY"). The plaintiff contends that the merger transaction is structured to give preference to MOXY stockholders and fails to recognize the true value of FSC. The plaintiff claims that the directors failed to take certain actions that were necessary to obtain the true value of FSC such as auctioning the company to the highest bidder or evaluating FSC's worth as a merger candidate. The plaintiff also claims that MOXY knowingly aided and abetted the breaches of fiduciary duty committed by the other defendants. The plaintiff seeks injunctive relief and monetary damages. FSC intends to vigorously defend this action.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  The exhibits  to this  report  are listed  in  the
               Exhibit Index beginning on Page E-1 hereof.
          (b)  During the quarter for which this report is filed,
               the registrant filed one Current Report on Form 8-K dated August 3, 1998 reporting information under
               Item 5.

                             SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


                         FREEPORT-McMoRan SULPHUR INC.


                         By:/s/ C. Donald Whitmire, Jr.
                              -----------------------------
                                 C. Donald Whitmire, Jr.
                             Vice President and
                             Controller-Financial Reporting
                             (authorized signatory and
                             Principal Accounting Officer)

Date:  November 12, 1998

                         Freeport-McMoRan Sulphur Inc.
                               EXHIBIT INDEX



Number                        Description
------  ----------------------------------------------------------
  2.1 Contribution and Distribution Agreement by and among Freeport-McMoRan Sulphur Inc. (the Company), Freeport-McMoRan Inc. (FTX) and Freeport-McMoRan Resource Partners, Limited Partnership (FRP), dated as of August 26, 1997(1)

  2.2 Assignment and Assumption Agreement by and between IMC Global Inc. (IGL) and FRP dated as of December 22, 1997(2)

  3.1   Certificate of Incorporation of the Company(1)

  3.2   By-laws of the Company(1)

  4.1   Form of the Company's Common Stock certificate(1)

  4.2 Stockholder Protection Rights Agreement between the Company and Mellon Securities Trust Company, as Rights Agent(3)

  4.3 Amendment No. 1 dated August 1, 1998 to the Stockholder Protection Rights Agreement dated as of December 17, 1998 between the Company and Mellon Securities Trust Company, as Rights Agent.

  10.1 Employee Benefits Agreement by and between FTX and the Company(2)

  10.2 Asset Sale Agreement for Main Pass Block 299 between FRP and Chevron USA, Inc. dated as of May 2, 1990(1)

  10.3  Main Pass  299 Sulphur and  Salt Lease,  effective May  1,
        1988(1)

  10.4  Joint  Operating  Agreement  by  and  between  FRP,  IMC-
        Fertilizer, Inc. and  Felmont Oil      Corporation,  dated
        June 5, 1990(1)

  10.5  Joint  Operating  Agreement  by  and  between  FRP,  IMC-
        Fertilizer, Inc. and Felmont  Oil  Corporation, dated  May
        1, 1988(1)

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

  10.16 1997 Stock Option Plan for Non-Employee Directors(1)

  10.17 Company Adjusted Stock Award Plan(1)


  10.18 Freeport Sulphur 1997 Stock Option Plan(1)

  10.19 Letter Agreement dated December 22, 1997 between FMS and Rene L. Latiolais(2)

  15.1 Letter dated October 20, 1998 from Arthur Andersen LLP regarding unaudited interim financial statements.

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